Form 10-Q
period 1996-06-30
PRICELLULAR CORP
filed 1996-07-12
CIK 932089

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-13526

                            PRICELLULAR CORPORATION
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-3043811
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
             45 ROCKEFELLER PLAZA
                 NEW YORK, NY                                     10020
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (212) 459-0800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $0.01 Par Value -- 13,575,649 shares as of July 8, 1996 Class B Common Stock, $0.01 Par Value -- 17,218,621 shares as of July 8, 1996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995..........     2
  Condensed Consolidated Statements of Operations -- Three and Six Months Ended June 30,
     1996 and 1995......................................................................     3
  Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1996
     and 1995...........................................................................     4
  Notes to Condensed Consolidated Financial Statements..................................     5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................     9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings...............................................................    13
Item 2. Changes in Securities...........................................................    13
Item 3. Defaults upon Senior Securities.................................................    13
Item 4. Submission of Matters to a Vote of Security Holders.............................    13
Item 5. Other Information...............................................................    13
Item 6. Exhibits and Reports on Form 8-K................................................    13
Signature...............................................................................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  1996             1995
                                                                               -----------     ------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................................   $  54,993        $123,444
  Accounts receivable (less allowance of $2,443 in 1996 and $2,076 in
     1995)...................................................................      13,872           8,725
  Inventory..................................................................       1,946           1,651
  Other current assets.......................................................         710           4,744
                                                                                 --------        --------
Total current assets.........................................................      71,521         138,564
Fixed assets -- at cost:
  Cellular facilities, equipment and other...................................      66,372          58,050
  Less accumulated depreciation..............................................     (10,124)         (6,009)
                                                                                 --------        --------
Net fixed assets.............................................................      56,248          52,041
Investment in cellular operations............................................      37,629          37,386
Cellular licenses (less accumulated amortization of $7,705 in 1996 and $3,833
  in 1995)...................................................................     357,085         305,375
Cellular licenses held for sale..............................................      33,226              --
Deferred financing costs (less accumulated amortization of $1,842 in 1996 and
  $1,029 in 1995)............................................................      10,621          11,386
Other assets.................................................................       1,831              14
                                                                                 --------        --------
Total assets.................................................................   $ 568,161        $544,766
                                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses......................................   $  15,383        $ 15,777
  Long-term debt -- current portion..........................................         389           1,971
  Income taxes payable.......................................................         521             872
  Other current liabilities..................................................       3,682           3,529
                                                                                 --------        --------
Total current liabilities....................................................      19,975          22,149
Long-term debt...............................................................     354,408         315,216
Other long-term liabilities..................................................       1,528           1,673
Stockholders' equity:
  Preferred stock, $0.01 par: Series A, cumulative convertible:
     Authorized 10,000,000 shares issued and outstanding 96,000 shares.......           1               1
  Common stock, $0.01 par:
     Class A: Authorized 100,000,000 shares (1996) and 40,000,000 shares
      (1995); issued and outstanding 13,575,649 (1996) and 13,572,089
      (1995).................................................................         136             136
     Class B: Authorized 20,000,000 shares; issued and outstanding 17,218,621
      (1996) and 17,269,624 (1995)...........................................         172             173
  Additional paid-in capital.................................................     214,443         215,618
  Accumulated deficit........................................................     (22,502)        (10,200)
                                                                                 --------        --------
     Total stockholders' equity..............................................     192,250         205,728
                                                                                 --------        --------
          Total liabilities and stockholders' equity.........................   $ 568,161        $544,766
                                                                                 ========        ========

See notes to condensed consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
REVENUES
Cellular service..........................  $   25,199     $    7,751     $   44,711     $   13,097
Equipment sales...........................         791            377          1,543            564
Other.....................................       1,116             --          2,114             --
                                            ----------     ----------     ----------     ----------
                                                27,106          8,128         48,368         13,661
COSTS AND EXPENSES
Cost of cellular service..................       7,085          2,039         12,520          3,733
Cost of equipment sold....................       2,103            870          4,415          1,499
General and administrative................       4,141          1,643          7,674          3,021
Sales and marketing.......................       3,673          1,306          7,524          2,007
Depreciation and amortization.............       5,343          2,126          9,900          3,999
                                            ----------     ----------     ----------     ----------
                                                22,345          7,984         42,033         14,259
                                            ----------     ----------     ----------     ----------
Operating income (loss)...................       4,761            144          6,335           (598)
OTHER INCOME (EXPENSE)
Gain on sale of investment in cellular
  operations..............................          --             --             --         11,598
Interest expense, net.....................     (10,365)        (3,587)       (19,137)        (6,668)
Other income, net.........................         250             20            500             20
                                            ----------     ----------     ----------     ----------
                                               (10,115)        (3,567)       (18,637)         4,950
                                            ----------     ----------     ----------     ----------
Income (loss) before income taxes.........      (5,354)        (3,423)       (12,302)         4,352
Benefit for income taxes..................          --          1,150             --             --
                                            ----------     ----------     ----------     ----------
Net income (loss).........................  $   (5,354)    $   (2,273)    $  (12,302)    $    4,352
                                            ==========     ==========     ==========     ==========
Net income (loss) after adjustment for
  accreted Preferred Stock dividend.......  $   (6,888)    $   (2,273)    $  (15,360)    $    4,352
                                            ==========     ==========     ==========     ==========
Net income (loss) per common share........  $     (.22)    $     (.09)    $     (.50)    $      .17
                                            ==========     ==========     ==========     ==========
Weighted average number of common shares
  used in computation of net income (loss)
  per common share........................  30,793,000     25,054,000     30,796,000     25,086,000

See notes to condensed consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................  $ 10,219     $ (5,416)
                                                                         --------     --------
INVESTING ACTIVITIES
Redemption of short-term investments...................................        --          991
Purchase of cellular equipment.........................................    (7,804)      (2,770)
Purchase of cellular licenses..........................................    (1,494)        (156)
Sale of investment in cellular operations..............................        --       19,478
Acquisition of cellular operations, net of cash of $16 (1995)..........   (68,497)     (24,809)
Refund of escrow deposit relating to the Personal Communication System
  auction..............................................................     4,140           --
Amounts deposited in escrow to acquire cellular properties.............    (1,750)      (2,000)
Investment in cellular operations......................................      (264)        (944)
                                                                         --------     --------
Net cash used in investing activities..................................   (75,669)     (10,210)
                                                                         --------     --------
FINANCING ACTIVITIES
Proceeds from sale of common stock, net................................        --        2,566
Proceeds from exercise of stock options................................        15           --
Repayments of notes payable............................................    (1,776)      (2,670)
Payments for deferred financing costs..................................       (49)        (126)
Purchase of treasury stock.............................................      (450)        (738)
Costs incurred in connection with the registration of previously
  unregistered stock and the issue of preferred and common stock.......      (741)          --
                                                                         --------     --------
Net cash used in financing activities..................................    (3,001)        (968)
                                                                         --------     --------
(Decrease) in cash and cash equivalents................................   (68,451)     (16,594)
Cash and cash equivalents at beginning of period.......................   123,444       45,411
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 54,993     $ 28,817
                                                                         ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest.............................................................  $    456     $    398
  Income taxes.........................................................       351        2,404
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Purchase of cellular equipment.........................................        --          289
Debt issued in connection with acquisition of cellular license.........    19,429           --
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Debt issued in exchange for unregistered debt..........................        --      115,755
Conversion of Class B Common Stock to Class A Common Stock.............         1           --

See notes to condensed consolidated financial statements.

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of PriCellular Corporation and its subsidiaries (the "Company"). All significant intercompany items and transactions have been eliminated.

     The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

  Net Income (Loss) Per Share

     Net income (loss) per share for the three and six months ended June 30, 1996 and June 30, 1995 was computed by using the weighted average shares outstanding during the periods after giving retroactive effect to the 5-for-4 Class A and Class B Common Stock Splits in March 1996 and August 1995. The net loss per common share was increased for the impact of the accreted dividends attributable to the Company's 6 1/4% Series A Cumulative Preferred Stock.

2. ACQUISITION OF CELLULAR OPERATIONS

  New York Cluster

     During April 1996, the Company consummated the acquisitions of the NY-6 RSA and 83% of the Dutchess County, NY MSA ("Poughkeepsie, NY MSA") from United States Cellular Corporation, boosting its New York contiguous cluster to over 750,000 Pops.

     The NY-6 RSA consists of approximately 111,000 Pops in Greene and Columbia Counties between Albany and New York City. The NY-6 RSA abuts PriCellular's previously acquired NY-5 RSA and includes 30 miles of the New York State Thruway, 10 miles of the Interstate connecting the New England Thruway with the New York State Thruway in Albany and 30 miles of the Taconic State Parkway. The acquisition price of the NY-6 RSA was approximately $19,800,000.

     The Poughkeepsie, NY MSA abuts the Company's NY-6 RSA and NY-5 RSA and extends the Company's New York cluster across the Hudson Valley from the Connecticut and Massachusetts border 100 miles west to the Binghamton area. The MSA has approximately 263,000 Pops of which the Company acquired 83% for $178 per Pop or $38,900,000, with one-half paid in cash and the balance in a three-year prime note with a bullet maturity.

  Mid-Atlantic Cluster

     During February 1996 the Company consummated the acquisition of the non-wireline cellular system serving the PA-9 RSA from United States Cellular Corporation for approximately $26,100,000 or $139 per Pop. The PA-9 RSA has approximately 188,000 Pops and abuts the Company's Ohio Cluster on the South and McCaw/AT&T's Pittsburgh MSA on the North.

     The pro forma unaudited condensed results of operations for the six months ended June 30, 1996, assuming the above acquisitions were consummated as of the beginning of the period, are as follows:

        Revenues..........................................................  $ 48,182
        Net loss..........................................................   (14,262)
        Net loss per common share.........................................  $   (.56)

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

3. COMMON STOCK

     The Company filed a registration statement with the SEC and is in the process of registering for resale 3.6 million outstanding shares of Class A Common Stock to the public. The Company requested large and founding shareholders to register and sell a portion of their already outstanding but privately held stock to increase liquidity of its Class A Common Stock without creating dilution. AT&T/McCaw, Robert Price, the Thomas H. Lee Company and the Pennsylvania Public School Employees' Retirement System have stated that they will not participate in this sale. Aeneas Venture Corporation, Spectrum Equity Investors, L.P., Investment Advisors, Inc. and Dominion Cellular have complied with the Company's request to create liquidity without dilution and sell a portion of these shares.

     During 1995, the Company's Board of Directors authorized the Company to purchase up to 750,000 shares of its Common Stock on the open market or in private transactions from time to time. To date, the Company has repurchased and retired 209,062 shares of its Common Stock.

     On February 29, 1996, the Board of Directors authorized a 5-for-4 common stock split in the form of a twenty-five percent stock dividend payable March 28, 1996 to shareholders of record March 11, 1996. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, references in the financial statements to number of shares, per share amounts and market price of the Company's common stock have been restated.

4.  PENDING TRANSACTIONS

  New York Cluster

     The Company has reached agreement, pursuant to which it will exchange certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement the Company will exchange an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,323 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (147,650 Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie, NY MSA to the east and the New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties). The exchange is subject to, among other things, FCC approval.

  Mid-Atlantic Cluster

     The Company has contracted to acquire the non-wireline cellular system serving the WV-3 RSA which has approximately 269,000 Pops for approximately $35,000,000. The WV-3 RSA abuts the Company's PA-9 RSA and WV-2 RSA. The acquisition is subject to certain conditions including, but not limited to, FCC approval and is expected to close in the third quarter.

  Upper Midwest Cluster

     In a disputed acquisition on November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA. The Company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to unwind the acquisition and sell the license and operating assets to the defendant. The Company

                    PRICELLULAR CORPORATION AND SUBSIDIARIES believes that the completion of this transaction will not result in any material economic gain or loss and the loss of MI-2's operating results will not be material to the Company's results of operations.

5. SUBSEQUENT EVENT

     On July 1, 1996, the Company consummated the sale of its recently acquired AL-4 RSA for approximately $27,500,000 in cash or approximately $200 per Pop. The Company acquired this stand-alone RSA in November 1995, for $10,000,000 in cash and $10,000,000 in a 5-year, 4% Note that was subsequently converted into 1,468,860 shares of the Company's Class A Common Stock on the closing date. For financial reporting purposes , the sale of the AL-4 RSA will not result in a material gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three months ending June 30, 1996, the Company continued its strong operating performance. Net subscriber additions amounted to 15,177. Included in the second quarter for 1996 are the two month results of the Company's newly acquired NY-6 RSA and the Poughkeepsie MSA which abut the Company's NY-5 RSA. For the current six month period, the Company has increased its subscriber base by 30,123.

     Since most of the 1995 acquisitions occurred after June 30, 1995, the results of operations for the three and six months ended June 30, 1996 are not comparable with the same period in 1995. Comparison of operating results for such periods is neither meaningful nor indicative of the Company's results of operations or future growth.

     Although the Company expects to incur net accounting losses for the foreseeable future due primarily to interest and amortization expenses, it currently is experiencing increased positive earnings before interest, taxes, depreciation and amortization (EBITDA) which it expects to grow over the next several years.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     Revenues for the quarter ended June 30, 1996 increased to $27,106,000 (consisting of cellular service revenues of $25,199,000, equipment sales revenues of $791,000 and other revenues of $1,116,000) from $8,128,000 (consisting of cellular service revenues of $7,751,000 and equipment sales revenues of $377,000).

     Total operating expenses for the quarter ended June 30, 1996 increased to $22,345,000 (consisting of cost of cellular service of $7,085000, cost of equipment sold of $2,103,000, general and administrative expenses of $4,141,000, sales and marketing expenses of $3,673,000 and depreciation and amortization of $5,343,000) from $7,984,000 of operating expenses for the quarter ended June 30, 1995 (consisting of cost of cellular service of $2,039,000, cost of equipment sold of $870,000, general and administrative expenses of $1,643,000, sales and marketing expenses of $1,306,000 and depreciation and amortization of $2,126,000).

     The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the Company subsequent to June 30, 1995 and the inclusion for two months of the Company's NY-6 RSA and Poughkeepsie MSA acquisitions. Both the acquisitions subsequent to June 30, 1995 and the recent acquisitions are included in the current quarter but are not included for the same period in 1995.

     Interest expense, net increased to $10,365,000 from $3,587,000 due to the Company's issuance of $205,000,000 face amount of Senior Subordinated Discount Notes at 12 1/4% in September 1995 and $60,000,000 face amount of Senior Subordinated Convertible Discount Notes at 10 3/4% in August 1995.

     Other income for the current quarter consists of $250,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA. The noncompete agreement was $3,000,000 over a three year period. As of June 30, 1996, two years remain on the agreement.

     The income tax benefit for the prior year's quarter was primarily due to the Company fully utilizing its NOLs to offset the provision recorded in the first quarter.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

     Revenues for the six months ended June 30, 1996 increased to $48,368,000 (consisting of cellular service revenues of $44,711,000, equipment sales revenues of $1,543,000 and other revenues of $2,114,000) from $13,661,000 (consisting of cellular service revenues of $13,097,000 and equipment sales revenues of $564,000).

     Total operating expenses for the six months ended June 30, 1996 increased to $42,033,000 (consisting of cost of cellular service of $12,520,000, cost of equipment sold of $4,415,000, general and administrative expenses of $7,674,000, sales and marketing expenses of $7,524,000 and depreciation and amortization of $9,900,000) from $14,259,000 (consisting of cellular service of $3,733,000, cost of equipment sold of

$1,499,000, general and administrative expenses of $3,021,000, sales and marketing expenses of $2,007,000 and depreciation and amortization of $3,999,000).

     The principal factor contributing to the increases in revenues, operating expenses and operating income was the company's acquisition of a significant portion of its existing systems after June 30, 1995, results of which, are therefor included in the results for the current six month period but not in the same period of the prior year.

     Other income (expense) includes for 1995 gain on the sale of investment in cellular operations of $11,598,000 resulting from the disposition of the Company's interest in the non-wireline system serving the Abilene, TX, MSA.

     Interest expense, net increased to $19,137,000 from $6,668,000 due primarily to the Company's issuance of $205,000,000 face amount of Senior Subordinated Discount Notes at 12-1/4% in September 1995 and $60,000,000 face amount of Senior Subordinated Convertible Discount Notes at 10-3/4% in August 1995.

     Other income for the current six month period consists of $500,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX, MSA. The noncompete agreement is $3,000,000 for a period of three years.

     There is no income tax provision for the six months ended June 30, 1995 primarily due to the Company fully utilizing its NOLs.

LIQUIDITY AND CAPITAL RESOURCES

     The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and more recently operating cash flow. As of June 30, 1996, the Company had $54,993,000 of cash and cash equivalents and $51,546,000 of working capital.

     During February 1996, the Company acquired substantially all of the assets of the system serving the
PA-9 RSA (which represents 188,000 Pops) for $139 per Pop or $26,100,000 in cash. The PA-9 RSA abuts the Company's WV-2 RSA and McCaw/AT&T's Pittsburgh, PA MSA.

     During April 1996, the Company consummated the acquisition of the NY-6 RSA consisting of approximately 111,000 Pops for approximately $19,800,000. Additionally, the Company acquired 83% of the Poughkeepsie, NY MSA which has approximately 263,000 Pops for approximately $38,900,000, with one-half paid in cash and the balance in a three-year prime note with a bullet maturity.

     During July 1996, the Company consummated the sale of its recently acquired AL-4 RSA for $27,500,000 in cash or $200 per Pop.

     The Company has contracted to acquire the WV-3 RSA which has approximately 269,000 Pops for approximately $35,000,000 in cash. The WV-3 abuts the Company's PA-9 RSA and the Company's WV-2 RSA. The acquisition is subject to certain conditions including, but not limited to, FCC approval and is expected to close during the third quarter of 1996.

     The Company has reached agreement, pursuant to which it will exchange certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement, the Company will exchange an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,323 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (147,650 Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie, NY MSA to the east and the

New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties). The exchange is subject to, among other things, FCC approval.

     In connection with the pending disposition of the MI-2 RSA, the Company expects to receive gross proceeds of approximately $6 million.

     The Company has expanded its marketing efforts significantly over prior periods, including but not limited to, the increased use of funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

     The Company has plans for future growth through acquisition which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will continue to be available.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In a disputed acquisition on November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA. The Company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996 the Delaware Supreme Court reversed the lower court's decision and ordered the Company to unwind the acquisition and sell the license and operating assets to the defendant. The Company believes that the completion of this transaction will not result in any economic gain or loss and the loss of MI-2's operating results will not be material to the Company's results of operations.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.1   Asset Sale Agreement dated April 9, 1996 between PriCellular Corporation and
               Mississippi One Cellular Telephone
        10.2   Asset Purchase Agreement dated as of May 8, 1996 between PriCellular
               Corporation and Horizon Cellular Telephone Company of Monongalia, L.P.
        10.3   Asset Exchange Agreement dated June 17, 1996 between PriCellular Corporation and Vanguard Cellular Systems, Inc.

     (b) The Company filed the following current reports on Form 8-K during the three months ended June 30, 1996.

          A current report on Form 8K dated May 8, 1996 which includes:

             Audited Financial Statements of Cellular of Upstate New York, Inc. for the year ended December 31, 1995.

             Audited Financial Statements of Hudson Cellular Limited Partnership for the year ended December 31, 1995.

             Audited Financial Statements of PA Rural Service Area No. 9 Limited Partnership for the year ended December 31, 1995.

             Audited Financial Statements of Dutchess County Cellular Telephone Company, Inc., for the year ended December 31, 1995.

          A current report on form 8K dated May 14, 1996 which includes:

             Audited Financial Statements of Dominion Cellular, Inc. for the year ended September 30, 1995.

             Unaudited Financial statements of Dutchess County Cellular Telephone and Hudson Cellular Limited partnership for the three months ended March 31, 1996.

          A current report on form 8K dated June 20, 1996 which includes:

             Audited Financial Statements of Horizon Cellular Telephone Company of Monongahela, L.P. for the year ended December 31, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICELLULAR CORPORATION

                                          By: /s/  Robert Price
                                            ------------------------------------
                                            Name: Robert Price
                                            Title:   President

                                          By: /s/  Stuart Rosenstein
                                            ------------------------------------
                                            Name: Stuart Rosenstein
                                            Title:   Vice President of Finance/
                                                 Chief Financial Officer

Date: July 12, 1996

                                 EXHIBIT INDEX

                                                                                       SEQUENTIALLY
                                                                                         NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                   PAGES
- -----------   -----------------------------------------------------------------------  ------------
    10.1      Asset Sale Agreement dated April 9, 1996 between PriCellular
              Corporation and Mississippi One Cellular Telephone.....................
    10.2      Asset Purchase Agreement dated as of May 8, 1996 between PriCellular
              Corporation and Horizon Cellular Telephone Company of Monongalia,
              L.P. ..................................................................
    10.3      Asset Exchange Agreement dated June 17, 1996 between PriCellular
              Corporation and Vanguard Cellular Systems, Inc. .......................
      27      Financial Data Schedule................................................