Form 10-Q/A
period 1996-06-30
PRICELLULAR CORP
filed 1996-07-19
CIK 932089

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

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

                    PRICELLULAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................  $ 10,219     $ (5,416)
                                                                         --------     --------
INVESTING ACTIVITIES
Redemption of short-term investments...................................        --          991
Purchase of cellular equipment.........................................    (7,804)      (2,770)
Purchase of cellular licenses..........................................    (1,494)        (156)
Sale of investment in cellular operations..............................        --       19,478
Acquisition of cellular operations, net of cash of $16 (1995)..........   (68,497)     (24,809)
Refund of escrow deposit relating to the Personal Communication System
  auction..............................................................     4,140           --
Amounts deposited in escrow to acquire cellular properties.............    (1,750)      (2,000)
Investment in cellular operations......................................      (264)        (944)
                                                                         --------     --------
Net cash used in investing activities..................................   (75,669)     (10,210)
                                                                         --------     --------
FINANCING ACTIVITIES
Proceeds from sale of common stock, net................................        --        2,566
Proceeds from exercise of stock options................................        15           --
Repayments of notes payable............................................    (1,776)      (2,670)
Payments for deferred financing costs..................................       (49)        (126)
Purchase of treasury stock.............................................      (450)        (738)
Costs incurred in connection with the registration of previously
  unregistered stock and the issue of preferred and common stock.......      (741)          --
                                                                         --------     --------
Net cash used in financing activities..................................    (3,001)        (968)
                                                                         --------     --------
(Decrease) in cash and cash equivalents................................   (68,451)     (16,594)
Cash and cash equivalents at beginning of period.......................   123,444       45,411
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 54,993     $ 28,817
                                                                         ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest.............................................................  $    456     $    398
  Income taxes.........................................................       351        2,404
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Purchase of cellular equipment.........................................        --          289
Debt issued in connection with acquisition of cellular license.........    19,429           --
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Debt issued in exchange for unregistered debt..........................        --      115,755
Conversion of Class B Common Stock to Class A Common Stock.............         1           --

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

Date: July 19, 1996