Form 10-Q
period 1997-03-31
PRICELLULAR CORP
filed 1997-04-17
CIK 932089

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to

Commission File Number 1-13526

                             PRICELLULAR CORPORATION

           (Exact name of the registrant as specified in its charter)

                Delaware                                  22-3043811
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          45 Rockefeller Plaza
              New York, NY                                   10020
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (212) 459-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Class A Common Stock, $0.01 Par Value - 19,235,654 shares as of April 11, 1997 Class B Common Stock, $0.01 Par Value - 19,170,736 shares as of April 11, 1997

--------------------------------------------------------------------------------

                                      Index

                    PriCellular Corporation and Subsidiaries


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Condensed Consolidated Balance Sheets--March 31, 1997
     and December 31, 1996...................................................  2
   Condensed Consolidated Statements of Operations--Three Months Ended
     March 31, 1997 and 1996.................................................  3
   Condensed Consolidated Statements of Cash Flows--Three Months Ended
     March 31, 1997 and 1996.................................................  4
   Notes to Condensed Consolidated Financial Statements......................  5

   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................  8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities................................................ 11
Item 3. Defaults upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Security Holders.................. 11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11

Signature.................................................................... 12

Part I.    Financial Information
Item 1.    Financial Statements

                    PriCellular Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)

                                                                                  March 31,    December 31,
                                                                                     1997          1996
                                                                                 --------------------------
                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                        $99,978     $100,364
   Accounts receivable (less allowance of $1,626 in 1997 and $1,767 in 1996)         16,486       13,429
   Inventory                                                                          1,658        2,096
   Other current assets                                                               1,775        3,484
                                                                                 --------------------------
Total current assets                                                                119,897      119,373

Fixed assets--at cost:
   Cellular facilities, equipment and other                                          98,896       76,955
   Deposits on cellular equipment                                                    10,100       10,100
   Less accumulated depreciation                                                    (17,329)     (13,728)
                                                                                 --------------------------
Net fixed assets                                                                     91,667       73,327

Investment in cellular operations                                                    39,639       39,641
Cellular licenses (less accumulated amortization of $13,511 in 1997
   and $10,415 in 1996)                                                             485,818      377,808
Cellular licenses held for sale                                                           -       13,721
Deferred financing costs (less accumulated amortization of $3,368 in 1997
   and $2,761 in 1996)                                                               14,952       15,266
Cash committed for the acquisition of cellular operations                                 -       91,400
Other assets                                                                            119        5,280
                                                                                 --------------------------
Total assets                                                                       $752,092     $735,816
                                                                                 ==========================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                            $27,902      $24,848
   Other current liabilities                                                          2,716        4,776
                                                                                 --------------------------
Total current liabilities                                                            30,618       29,624

Long-term debt                                                                      535,467      524,517
Other long-term liabilities                                                           2,203        1,756

Stockholders' equity:
   Preferred Stock, $0.01 par:
     Series A, cumulative convertible: authorized 10,000,000 shares; issued and
       outstanding 96,000 shares                                                          1            1
   Common Stock, $0.01 par:
     Class A: Authorized 100,000,000 shares; issued and outstanding
       19,235,654 shares (1997) and 18,902,101 shares (1996)                            192          189
     Class B: Authorized 20,000,000 shares; issued and outstanding
       19,170,736 shares (1997) and 19,510,736 shares (1996)                            192          195
   Additional paid-in capital                                                       216,272      212,777
   Accumulated deficit                                                              (32,853)     (33,243)
                                                                                 --------------------------
Total stockholders' equity                                                          183,804      179,919
                                                                                 --------------------------
Total liabilities and stockholders' equity                                         $752,092     $735,816
                                                                                 ==========================

See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                    (Dollars in Thousands, except share data)

                                                                           Three months ended
                                                                               March 31
                                                                        1997               1996
                                                                     ------------------------------
Revenues
Cellular service                                                     $   32,679         $   19,512
Equipment sales                                                           1,140                752
Other                                                                     1,747                998
                                                                     ------------------------------
                                                                         35,566             21,262

Costs and expenses
Cost of cellular service                                                  9,274              5,435
Cost of equipment sold                                                    2,467              2,312
Selling, general and administrative                                      11,278              7,384
Depreciation and amortization                                             6,724              4,191
                                                                     ------------------------------
                                                                         29,743             19,322
                                                                     ------------------------------
Operating income                                                          5,823              1,940

Other income (expense)
Gain on sale of investment in cellular operations                         8,451                  -
Interest expense, net                                                   (14,696)            (9,138)
Other income                                                                812                250
                                                                     ------------------------------
                                                                         (5,433)            (8,888)
                                                                     ------------------------------
Net income (loss)                                                    $      390         $   (6,948)
                                                                     ==============================

Net income (loss) after adjustment for accrued preferred stock
   dividend                                                          $   (1,209)        $   (8,466)
                                                                     ==============================

Net income (loss) per common share                                   $     (.03)        $     (.22)
                                                                     ==============================

Weighted average number of common shares
   used in computation of net income (loss) per
   common share                                                       39,058,000         38,501,000

See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                                            Three months ended March 31
                                                                                1997            1996
                                                                           ------------------------------
Net cash provided by operating activities                                  $      5,911     $      5,901
                                                                           ------------------------------

Investing activities
Purchase of cellular equipment                                                   (6,494)          (5,278)
Purchase of cellular licenses                                                    (1,380)            (437)
Proceeds from sale of investment in cellular operations                          24,396                -
Acquisition of cellular operations                                              (11,374)         (26,106)
Investment in cellular operations                                                     -             (271)
Refund of escrow and deposit for Personal
   Communications Service auction                                                 7,000                -
Purchase of Cellular Information Systems, Inc. shares                            (2,523)               -
                                                                           ------------------------------
Net cash provided by (used in) investing activities                               9,625          (32,092)
                                                                           ------------------------------

Financing activities
Repayments of notes payable                                                           -           (1,680)
Costs incurred in connection with the issuance of preferred
   and common stock                                                                (205)            (201)
Payments for deferred financing costs                                              (292)             (49)
Proceeds from exercise of stock option                                               15                -
Purchase and retirement of common stock                                         (15,440)            (450)
                                                                           ------------------------------
Net cash used in financing activities                                           (15,922)          (2,380)
                                                                           ------------------------------

Decrease in cash and cash equivalents                                              (386)         (28,571)
Cash and cash equivalents at beginning of period                                100,364          123,444
                                                                           ------------------------------
Cash and cash equivalents at end of period                                 $     99,978     $     94,873
                                                                           ==============================

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                                $          -     $        119
   Income taxes                                                                   1,307              348

Supplemental schedule of noncash investing activities
Common stock issued in connection with acquisition
   of cellular operation                                                         19,125                -
Utilization of cash committed for the acquisition of cellular
   operations                                                                    91,400                -

Supplemental schedule of noncash financing activities
Conversion of Class B Common Stock to Class A
   Common Stock                                                                       3                -

See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of PriCellular Corporation and its subsidiaries (the "Company"). All significant intercompany items and transactions have been eliminated.

The condensed consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

Net Income (Loss) per Share

Net income (loss) per share for the three months ended March 31, 1997 was computed by using the weighted average shares outstanding during the period and for the three months ended March 31, 1996 was computed by using the weighted average shares outstanding during the period after giving retroactive effect to the 5-for-4 Class A and Class B Common Stock splits in March and October 1996.

2. Acquisition of Cellular Operations

On January 7, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was acquired for approximately $96.4 million in cash, and 1,948,052 shares of the Company's Class A Common Stock. On February 4, 1997, the Company repurchased and retired the 1,948,052 shares from Horizon for $15.3 million.

On January 7, 1997, the Company consummated the acquisition of the WI-4 RSA consisting of approximately 119,000 Pops contiguous to its Upper Midwest cluster from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash.

                    PriCellular Corporation and Subsidiaries

2. Acquisition of Cellular Operations (continued)

Pro forma consolidated results of operations for the period ended March 31, 1996, assuming the acquisition of the four RSAs in Kentucky was consummated as of January 1, 1996, is as follows:

                                                             March 31, 1996
                                                            -----------------

Revenue                                                         $  25,889
                                                            =================
Net loss                                                        $ (10,671)
                                                            =================
Net loss per common share                                           $(.28)
                                                            =================

3. Disposition of Cellular Operations

On January 7, 1997, the Company sold its standalone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not to compete. The transaction resulted in a gain of approximately $8.5 million.

4. Common Stock

During 1995, the Company's Board of Directors authorized the Company to purchase up to 750,000 shares of its Common Stock on the open market or in private transactions from time to time. During the first quarter of 1997, the Company repurchased and retired approximately 10,000 shares of its Common Stock on the open market at $10.37 per share.

To date, the Company has repurchased and retired 286,700 shares of its Common Stock in the open market.

On February 4, 1997, the Company purchased, under separate authorization of its Board of Directors, 1,948,052 shares of its Class A Common Stock from Horizon which Horizon received in connection with the Kentucky cluster acquisition (see Acquisition of Cellular Operations). These shares were subsequently retired by the Company.

                    PriCellular Corporation and Subsidiaries

5. Pending Transactions

On March 18, 1997, the Company entered into an agreement with United States Cellular Corporation to acquire, subject to FCC approval, three counties in the WI-5 RSA with approximately 81,000 Pops which abut PriCellular's Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis MSA for cash and minority pops.

On March 31, 1997, the Company purchased approximately 6% of the remaining outstanding common stock of Cellular Information Systems Inc. ("CIS") that it did not acquire in 1994 for approximately $2.9 million in cash. As a result of this transaction, there remains less than one percent outstanding of CIS Common Stock that the Company does not own. The Company may acquire the remaining shares of CIS stock.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended March 31, 1997, the Company acquired the Kentucky Cluster for approximately $96.4 million in cash and 1,948,052 shares of Class A Common Stock and the WI-4 RSA which has 119,000 Pops for approximately $6.3 million. Additionally, the Florence Alabama system which had approximately 200,000 Pops was sold resulting in a gain of $8.5 million. Comparison of operating results is not really meaningful due to the significant acquisitions completed in the second, third and fourth quarters of 1996 as well as the above-mentioned transactions which occurred on January 7, 1997. Thus, the results of operations for the quarter ended March 31, 1997 are not comparable to the previous quarter ended March 31, 1996. The results for the first quarter of 1997 reflect the strong operating performance of the Company. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $13.4 million for the first quarter of 1997 compared to $6.4 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. With the completion of the above-mentioned transactions, the Company now owns approximately 4.8 million Pops and has approximately 179,000 subscribers resulting in penetration of approximately 3.7% compared to a penetration of approximately 2.6% as of March 31, 1996.

Historical Results of Operations (000's omitted, except subscriber data)

Three months ended March 31, 1997 compared with three months ended March 31, 1996.

Revenues for the quarter ended March 31, 1997 increased to $35,566 (consisting of cellular service revenues of $32,679, equipment sales revenues of $1,140 and other revenues of $1,747) from $21,262 (consisting of cellular service revenues of $19,512, equipment sales revenues of $752 and other revenues of $998).

Total operating expenses for the quarter ended March 31, 1997 increased to $29,743 (consisting of cost of cellular service of $9,274, cost of equipment sold of $2,467, selling, general and administrative expenses of $11,278 and depreciation and amortization of $6,724) from $19,322 of operating expenses for the quarter ended March 31, 1996 (consisting of cost of cellular service of $5,435, cost of equipment sold of $2,312, selling, general and administrative expenses of $7,384 and depreciation and amortization of $4,191).

The primary factor contributing to the increase in revenues and operating expenses was the Company's 1996 acquisitions subsequent to the first quarter ending March 31, 1996 of the NY-6 RSA, the Poughkeepsie NY MSA and the Orange County NY MSA as well as the acquisitions completed in the first quarter of 1997 which, are therefore reflected in the results of operations for the current quarter end 1997 but not in the first quarter of 1996.

Other income (expense) for the first quarter of 1997 includes a gain on the sale of cellular properties of $8.5 million resulting from the sale of the Florence AL MSA and AL-1B RSA.

Interest expense, net increased to $14.7 million from $9.1 million due primarily to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996 for which interest has been accrued for the first quarter of 1997.

Other income for the current and prior quarter consists of revenue earned directly from covenants not to compete of $812 for 1997 and $250 for 1996.

The Company has not recorded a provision for income taxes because it does not anticipate having taxable income for the year.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of March 31, 1997, the Company had approximately $100.0 million of cash and cash equivalents and $89.3 million of working capital.

During the first quarter of 1997, the Company's principal sources of cash were $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA, $5.9 million from the operations of the Company and $7.0 million consisting of the return of $5.0 million of escrow from the acquisition of the Kentucky Cluster and $2.0 million from the return of a deposit for a bid relating to the Personal Communications Service auction.

The principal uses of cash were $6.5 million for cellular equipment, $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the Company at the end of 1996, and not included on the opening cash balance of $100.0 million) and $6.3 million for the acquisition of the WI-4 RSA. In addition to the cash used for the above acquisitions, the Company purchased and retired the 1.9 million shares it originally issued to Horizon as part of the Kentucky acquisition for $15.3 million.

As previously mentioned, the cellular telephone industry requires significant capital expenditures. Certain of the new markets acquired in 1996 will require substantial additions as the Company seeks to better develop subscriber coverage and in general enhance the market's performance as has been the Company's operating strategy.

The Company continues to expand its marketing efforts which include, but are not limited to, the increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

As of March 31, 1997, the Company had an agreement to acquire, subject to FCC approval, three counties in the WI-5 RSA. The Company has sufficient cash on hand to fund the acquisition.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will be available.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

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

                                                 PRICELLULAR CORPORATION


                                                 By: /s/ Robert Price
                                                    ----------------------------
                                                 Name: Robert Price
                                                 Title: President

                                                 By: /s/ Stuart Rosenstein
                                                    ----------------------------
                                                 Name: Stuart Rosenstein
                                                 Title: Senior Vice President/
                                                        Chief Financial Officer

Date:    April 17, 1997