Form 10-Q
period 1997-06-30
PRICELLULAR CORP
filed 1997-08-01
CIK 932089

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to ________

Commission File Number 1-13526

                             PRICELLULAR CORPORATION

           (Exact name of the registrant as specified in its charter)

            Delaware                                       22-3043811
----------------------------------             ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

       170 East Post Road
        White Plains, NY                                     10601
----------------------------------             ---------------------------------
 (Address of principal executive                           (Zip Code)
            offices)

                                 (914) 422-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                     45 Rockefeller Plaza New York, NY 10020
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $0.01 Par Value - 19,657,472 shares as of July 18, 1997 Class B Common Stock, $0.01 Par Value - 14,755,275 shares as of July 18, 1997

--------------------------------------------------------------------------------

                                      Index

                    PriCellular Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets--June 30, 1997
   and December 31, 1996.................................................  2
  Condensed Consolidated Statements of Operations--Three and
   Six Months Ended June 30, 1997 and 1996...............................  3
  Condensed Consolidated Statements of Cash Flows--Six Months Ended
   June 30, 1997 and 1996................................................  4
  Notes to Condensed Consolidated Financial Statements...................  6

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................  9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 13
Item 2. Changes in Securities............................................ 13
Item 3. Defaults upon Senior Securities.................................. 13
Item 4. Submission of Matters to a Vote of Security Holders.............. 13
Item 5. Other Information................................................ 14
Item 6. Exhibits and Reports on Form 8-K................................. 14

Signature................................................................ 15

Part I.  Financial Information

Item 1.  Financial Statements

                    PriCellular Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)

                                                           June      December
                                                         30, 1997    31, 1996
                                                         ---------------------
                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                              $  89,868   $ 100,364
  Accounts receivable (less allowance of $1,546 in
   1997 and $1,767 in 1996)                                 18,961      13,429
  Inventory                                                  1,511       2,096
  Other current assets                                       1,991       3,484
                                                         ---------------------
Total current assets                                       112,331     119,373

Fixed assets--at cost:
  Cellular facilities, equipment and other                 107,781      76,955
  Deposits on cellular equipment                             5,886      10,100
  Less accumulated depreciation                            (21,264)    (13,728)
                                                         ---------------------
Net fixed assets                                            92,403      73,327

Investment in cellular operations                           37,007      39,641
Cellular licenses (less accumulated amortization of
  $16,637 in 1997 and $10,415 in 1996)                     500,338     377,808

Cellular licenses held for sale                                 --      13,721
Deferred financing costs (less accumulated
  amortization of $4,058 in 1997
  and $2,761 in 1996)                                       14,404      15,266
Cash committed for the acquisition of cellular
  operations                                                    --      91,400
Other assets                                                 1,119       5,280
                                                         ---------------------
Total assets                                             $ 757,602   $ 735,816
                                                         =====================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                  $  23,654   $  24,848
  Other current liabilities                                  3,250       4,776
                                                         ---------------------
Total current liabilities                                   26,904      29,624

Long-term debt                                             547,032     524,517
Deferred taxes                                               3,797          --
Other long-term liabilities                                  1,468       1,756

Stockholders' equity:
  Preferred Stock, $0.01 par:
    Series A, cumulative convertible: authorized
      10,000,000 shares; issued and
      outstanding 96,000 shares                                  1           1
  Common Stock, $0.01 par:
    Class A: Authorized 100,000,000 shares;
      issued and outstanding 19,657,472 shares
      (1997) and 18,902,101 shares (1996)                      197         189
   Class B: Authorized 50,000,000 (1997) and
     20,000,000 (1996) shares; issued and outstanding
     18,750,220 shares (1997) and 19,510,736
     shares (1996)                                             187         195
  Additional paid-in capital                               216,274     212,777
  Accumulated deficit                                      (38,258)    (33,243)
                                                         ---------------------
Total stockholders' equity                                 178,401     179,919
                                                         ---------------------
Total liabilities and stockholders' equity               $ 757,602   $ 735,816
                                                         =====================

See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                    (Dollars in Thousands, except share data)

                                  Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  1997        1996        1997        1996
                                 -----------------------------------------------

Revenues
Cellular service                 $ 40,258    $ 25,199    $ 72,937    $ 44,711
Equipment sales                     1,203         791       2,343       1,543
Other                               1,711       1,116       3,458       2,114
                                 -----------------------------------------------
                                   43,172      27,106      78,738      48,368

Costs and expenses
Cost of cellular service           11,369       7,085      20,643      12,520
Cost of equipment sold              3,175       2,103       5,642       4,415
Selling, general and
  administrative                   12,432       7,814      23,710      15,198
Depreciation and amortization       7,572       4,847      14,296       9,038
                                 -----------------------------------------------
                                   34,548      21,849      64,291      41,171
                                 -----------------------------------------------
Operating income                    8,624       5,257      14,447       7,197

Other income (expense)
Gain (loss) on sale of
  investment in cellular
  operations                          (27)          -       8,424           -
Interest expense, net             (14,815)    (10,861)    (29,511)    (19,999)
Other income                          813         250       1,625         500
                                 -----------------------------------------------
                                  (14,029)    (10,611)    (19,462)    (19,499)
                                 -----------------------------------------------
Net income (loss)                $ (5,405)   $ (5,354)   $ (5,015)   $(12,302)
                                 ===============================================

Net income (loss) after
  adjustment for accrued
  preferred stock dividend       $ (7,046)   $ (6,888)   $ (8,255)   $(15,360)
                                 ===============================================

Net income (loss) per common
  share                          $   (.18)   $   (.18)   $   (.21)   $   (.40)
                                 ===============================================

Weighted average number of
  common shares used in
  computation of net income
  (loss) per common share      38,408,000  38,491,000  38,731,000  38,495,000


See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                            Six Months Ended
                                                                  June 30
                                                            1997         1996
                                                         -----------------------

Net cash provided by operating activities                $  12,166    $  10,219
                                                         -----------------------

Investing activities
Purchase of cellular equipment                             (11,165)      (7,804)
Proceeds from sale of investment in cellular
  operations                                                 1,255           --
Proceeds from sale of cellular operations                   24,396           --
Acquisition of cellular operations                         (25,033)     (69,991)
Investment in other assets and cellular operations            (867)        (264)
Refund of escrow and deposit for Personal
  Communications Service auction                             7,337        4,140
Amounts deposited in escrow to acquire cellular
  properties                                                    --       (1,750)
Purchase of Cellular Information Systems, Inc.
  shares                                                    (2,523)          --
                                                         -----------------------
Net cash used in investing activities                       (6,600)     (75,669)
                                                         -----------------------

Financing activities
Repayments of notes payable                                     --       (1,776)
Costs incurred in connection with the issuance
  of preferred and common stock                               (207)        (741)
Payments for deferred financing costs                         (434)         (49)
Proceeds from exercise of stock option                          19           15
Purchase and retirement of common stock                    (15,440)        (450)
                                                         -----------------------
Net cash used in financing activities                      (16,062)      (3,001)
                                                         -----------------------

Decrease in cash and cash equivalents                      (10,496)     (68,451)
Cash and cash equivalents at beginning of period           100,364      123,444
                                                         -----------------------
Cash and cash equivalents at end of period               $  89,868    $  54,993
                                                         =======================

                    PriCellular Corporation and Subsidiaries

                             (Dollars in Thousands)

                                                               Six Months Ended
                                                                   June 30
                                                                1997       1996
                                                              ------------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                    $ 8,884    $   456
  Income taxes                                                    958        351

Supplemental schedule of noncash investing
  activities
Common stock issued in connection
  with acquisition of cellular operations                      19,125         --
Utilization of cash committed for the acquisition
  of cellular operations                                       91,400         --
Debt issued in connection with acquisition of
  cellular license                                                 --     19,429
Exchange of cellular investments for the
  acquisition of cellular operations                            1,350         --
Record deferred tax liability arising from the
  acquisition of cellular operations                            3,797         --

Supplemental schedule of noncash financing
  activities
Conversion of Class B Common Stock to Class A
  Common Stock                                                      7          1


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

Net Income (Loss) per Share

Net income (loss) per share for the three and six months ended June 30, 1997 was computed by using the weighted average shares outstanding during the periods and for the three and six months ended June 30, 1996 was computed by using the weighted average shares outstanding during the period after giving retroactive effect to the 5-for-4 Class A and Class B Common Stock splits in March and October 1996.

During 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued effective with periods ending December 15, 1997. SFAS 128 simplifies the calculation of earnings per share ("EPS") and replaces primary EPS under Opinion 15. Early adoption of SFAS 128 would not have a material effect on the Company's EPS calculation.

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

                    PriCellular Corporation and Subsidiaries

On January 7, 1997, the Company consummated the acquisition of the WI-4 RSA consisting of approximately 119,000 Pops contiguous to its Upper Midwest cluster from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash.

On May 29, 1997, the Company consummated the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops which abut its Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis MSA from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of minority Pops (approximately 18,000 Pops).

The above acquisitions were accounted for using the purchase method of accounting and are therefore included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended June 30, 1996, assuming the above mentioned acquisitions were consummated as of January 1, 1996, are as follows:

                                            June 30,
                                             1996
                                            --------

Revenue                                     $ 58,513
                                            ========
Net loss                                    $(16,142)
                                            ========
Net loss per common share                   $   (.42)
                                            ========

3.    Disposition of Cellular Operations

On January 7, 1997, the Company sold its stand-alone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not-to-compete. The transaction resulted in a gain of approximately $8.5 million.

4.    Common Stock

During 1995, the Company's Board of Directors authorized the Company to purchase up to 750,000 shares of its Class A Common Stock on the open market or in private transactions from time to time. During the first six months of 1997, the Company repurchased and retired approximately 10,000 shares of its Class A Common Stock on the open market at $10.37 per share.

                    PriCellular Corporation and Subsidiaries

To date, the Company has repurchased and retired 286,700 shares of its Class A Common Stock in the open market.

On February 4, 1997, the Company purchased, under separate authorization of its Board of Directors, 1,948,052 shares of its Class A Common Stock from Horizon which Horizon received in connection with the Kentucky cluster acquisition (see Acquisition of Cellular Operations). These shares were subsequently retired by the Company.

5.    Subsequent Event

In July 1997, the Company repurchased and retired 3,994,945 shares of its Class B Common Stock from Aeneas Venture Corp., an affiliate of Harvard Private Capital Group, Inc. ("Harvard") at $9.00 per share which was the current market price at the date of the transaction. In addition, 56,275 warrants to purchase Class B Common Stock also owned by Harvard were redeemed at a net cash expenditure of $3.83 per warrant ($9.00 current market price less $5.17 exercise price).

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The current three month period ending June 30, 1997 reflects the continuing strong financial growth of the Company's operations. Net subscriber additions exceeded 20,700 for the three months ended June 30, 1997 totaling over 35,000 for the six months. The Company ended the period with 199,800 subscribers resulting in penetration of 4.1%.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $17.0 million for the second quarter of 1997 compared to $10.4 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

Due to the acquisition of the Kentucky cluster, WI-4 RSA, and disposition of the Florence, Alabama MSA in early 1997, comparison to the same periods in 1996 is neither meaningful nor indicative of future growth.

A comparison can be made of those markets that were owned by the Company throughout the six and three month periods in 1997 and 1996. The markets included in the comparison account for approximately 58% of Net Pops in 1997 and approximately 65% of Net Pops in 1996. The following represents certain operating results (000's omitted except for subscriber growth) for these markets:

                               Three Months           Six Months
                              Ended June 30,        Ended June 30,
                            ------------------   --------------------
                              1997      1996       1997        1996
                            --------  --------   ---------   --------
Total revenue               $ 22,877  $ 16,845   $ 41,903    $ 30,944
                            --------  --------   ---------   --------
Operating income               5,465     3,369      8,898       5,055
                            --------  --------   ---------   --------
EBITDA                         9,364     6,743     16,593      11,415
                            --------  --------   ---------   --------
Net subscriber additions      13,831     9,876     23,569      19,324
                            --------  --------   ---------   --------
Penetration                      4.7%      2.9%       4.7%        2.9%
                            --------  --------   ---------   --------

This data indicates that the Company experienced a significant amount of growth from internal operations in addition to growth through acquisitions. Revenues increased 36% and 35%, operating income increased 62% and 76% and EBITDA increased 39% and 45% when comparing the second quarter of 1997 to the second quarter of 1996 and the six month period of 1997 to the six month period of 1996, respectively.

Historical Results of Operations (000's omitted)

Three months ended June 30, 1997 compared with three months ended June 30, 1996.

Revenues for the quarter ended June 30, 1997 increased to $43,172 (consisting of cellular service revenues of $40,258, equipment sales revenues of $1,203 and other revenues of $1,711) from $27,106 (consisting of cellular service revenues of $25,199, equipment sales revenues of $791 and other revenue of $1,116).

Total operating expenses for the quarter ended June 30, 1997 increased to $34,548 (consisting of cost of cellular service of $11,369, cost of equipment sold of $3,175, selling, general and administrative expenses of $12,432 and depreciation and amortization of $7,572) from $21,849 of operating expenses for the quarter ended June 30, 1996 (consisting of cost of cellular service of $7,085, cost of equipment sold of $2,103, selling, general and administrative expenses of $7,814 and depreciation and amortization of $4,847).

The primary factor contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the Company subsequent to June 30, 1996, the inclusion for two months of the Company's NY-6 RSA and Poughkeepsie, NY MSA and the acquisitions completed in the first quarter of 1997 which are therefore fully reflected in the results for the three and six months of 1997, but only partially included in the three months of 1996. Interest expense, net increased to $14.8 million from $10.9 million due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

Other income for the current three month period consists of revenue earned directly from covenants not-to-compete of $813 thousand in 1997 and $250 thousand in 1996.

Six months ended June 30, 1997 compared with six months ended June 30, 1996.

Revenues for the six months ended June 30, 1997 increased to $78,738 (consisting of cellular service revenues of $72,937, equipment sales revenues of $2,343 and other revenues of $3,458) from $48,368 (consisting of cellular service revenues of $44,711, equipment sales revenues of $1,543 and other revenues of $2,114).

Total operating expenses for the six months ended June 30, 1997 increased to $64,291 (consisting of cost of cellular service of $20,643, cost of equipment sold of $5,642, selling, general and administrative expenses of $23,710 and depreciation and amortization of $14,296) from $41,171 (consisting of cellular service of $12,520, cost of equipment sold of $4,415, selling, general and administrative expenses of $15,198 and depreciation and amortization of $9,038).

The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the company subsequent to June 30, 1996, the inclusion for only two of the six months of 1996 of the Company's NY-6 RSA and Poughkeepsie, NY, MSA as well as the acquisitions during 1997.

Interest expense, net increased to $29.5 million from $20.0 million due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

The first six months of 1997 includes a gain from the sale of cellular properties of $8.5 million resulting from the sale of the Florence AL MSA and AL1-B RSA as well as revenue earned directly from covenants not to compete of $1.6 million in 1997 and $500 thousand in 1996.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of June 30, 1997, the Company had $89.9 million of cash and cash equivalents and $85.4 million of working capital.

The Company is a holding company that conducts all of its operations through subsidiaries. Substantially, all of the Company's operations are conducted through its wholly owned subsidiary, Pricellular Wireless Corporation ("Wireless"). The terms of Wireless' outstanding indebtedness limits the payment of dividends to the parent company. Accordingly, the parent company relies upon its financing activities to satisfy its liquidity needs. As of July 11, 1997, the parent company believes that it has sufficient cash and cash equivalents to meet is liquidity needs through 1997.

During the first six months of 1997, the Company's principal sources of cash were $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA, $12.2 from operations and $5.0 million from the return of escrow for the acquisition of the Kentucky Cluster.

The principal uses of cash were $8.9 million for the payment of interest on the 10-3/4% Senior Notes, $6.3 million for the acquisition of the WI-4 RSA, $10.6 million for the acquisition of the WI-5 RSA, $11.2 million for the purchase of cellular equipment and $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the company at the end of 1996, and not included in the opening cash balance of $100.4 million). In addition to the cash used for the above acquisitions, the Company purchased and retired the 1.9 million shares it originally issued to Horizon as part of the Kentucky acquisition for $15.3 million.

Subsequent to June 30, 1997, the Company expended approximately $36.2 million to repurchase previously outstanding Class B Common Stock and warrants to purchase Class B Common Stock.

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company has made a commitment to enhance its markets' performance, particularly those acquired during 1996, as well as expand its marketing effects which include, but are not limited to, an increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has been able to obtain such financing, there is no guarantee that such financing will be available.

Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's annual meeting was held on May 14, 1997.

      (a) The following members were elected to the Board of Directors:

               Nominee              For             Against           Withheld
          ----------------------------------------------------------------------
          Robert Price          193,746,003         138,843             12,115
          Steven Price          189,595,360       4,297,154              4,447
          Kim I. Pressman       189,393,965       4,449,111             53,885
          Brion Applegate       193,847,952          45,106              3,903
          Scott M. Sperling     193,869,057          23,624              4,280
          Scott I. Anderson     193,714,480         179,437              3,044

      (b) The results of voting on the proposed amendment to the Company's amended and restated Certificate of Incorporation which would increase the authorized number of shares of the Company's Class B Common Stock, par value $.01 per share from 20 million to 50 million.

                For                       Against                Withheld
          ----------------------------------------------------------------------
             186,985,801                 6,904,854                 6,306

      (c) The results of voting on the proposed amendment to the Company's 1994 Stock Option Plan to increase the number of shares available for award thereunder.

                For                       Against                Withheld
          ----------------------------------------------------------------------
             187,364,957                 4,711,734                 8,513

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRICELLULAR CORPORATION



                                       By: /s/ Steven Price
                                           -------------------------------------
                                       Name:  Steven Price
                                       Title: President/Chief Executive Officer



                                       By: /s/ Stuart Rosenstein
                                           -------------------------------------
                                       Name:  Stuart Rosenstein
                                       Title: Executive Vice President/Chief
                                              Financial Officer



Date: August 1, 1997