Form 10-Q
period 1997-09-30
PRICELLULAR CORP
filed 1997-10-28
CIK 932089

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________________ to _____________

Commission File Number 1-13526

                            PRICELLULAR CORPORATION

           (Exact name of the registrant as specified in its charter)

            Delaware                                     22-3043811
----------------------------------            ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       170 East Post Road
        White Plains, NY                                   10601
----------------------------------            ----------------------------------
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

Class A Common Stock, $0.01 Par Value - 19,657,472 shares as of October 13, 1997 Class B Common Stock, $0.01 Par Value - 14,755,275 shares as of October 13, 1997
--------------------------------------------------------------------------------

                                      Index

                    PriCellular Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets--September 30, 1997
   and December 31, 1996..................................................  2
  Condensed Consolidated Statements of Operations--Three and
   Nine Months Ended September 30, 1997 and 1996..........................  3
  Condensed Consolidated Statements of Cash Flows--Nine Months Ended
   September 30, 1997 and 1996............................................  4
  Notes to Condensed Consolidated Financial Statements....................  6

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................. 13
Item 2. Changes in Securities............................................. 13
Item 3. Defaults upon Senior Securities................................... 13
Item 4. Submission of Matters to a Vote of Security Holders............... 13
Item 5. Other Information................................................. 13
Item 6. Exhibits and Reports on Form 8-K.................................. 13

Signatures................................................................ 14

Part I.     Financial Information
Item 1.     Financial Statements

                    PriCellular Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in thousands, except share data)

                                                        September     December
                                                        30, 1997      31, 1996
                                                        ------------------------
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                             $  66,851     $ 100,364
  Accounts receivable (less allowance of $1,554 in
   1997 and $1,767 in 1996)                                21,510        13,429
  Inventory                                                 1,728         2,096
  Other current assets                                      1,973         3,484
                                                        ------------------------
Total current assets                                       92,062       119,373

Fixed assets--at cost:
  Cellular facilities, equipment and other                117,801        76,955
  Deposits on cellular equipment                            2,615        10,100
  Less accumulated depreciation                           (25,281)      (13,728)
                                                        ------------------------
Net fixed assets                                           95,135        73,327

Investment in cellular operations                          37,007        39,641
Cellular licenses (less accumulated amortization of
  $19,776 in 1997 and $10,415 in 1996)                    497,780       377,808
Cellular licenses held for sale                                --        13,721
Deferred financing costs (less accumulated
  amortization of $4,595 in 1997 and $2,761 in 1996)       13,948        15,266
Cash committed for the acquisition of cellular
  operations                                                   --        91,400
Other assets (less accumulated amortization of
  $42 in 1997)                                              1,297         5,280
                                                        ------------------------
Total assets                                            $ 737,229     $ 735,816
                                                        ========================

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable and accrued expenses                $  29,432     $  24,848
   Other current liabilities                                2,688         4,776
                                                        ------------------------
Total current liabilities                                  32,120        29,624

Long-term debt                                            558,792       524,517
Deferred taxes                                              3,797            --
Other long-term liabilities                                 1,286         1,756

Stockholders' equity:
  Preferred Stock, $0.01 par:
   Series A, cumulative convertible: authorized
     10,000,000 shares; issued and outstanding 96,000
     shares                                                     1             1

  Common Stock, $0.01 par:
   Class A: Authorized 100,000,000 shares; issued and
     outstanding 19,657,472 shares (1997) and
     18,902,101 shares (1996)                                 197           189
   Class B: Authorized 50,000,000 (1997) and
     20,000,000 (1996) shares; issued and
     outstanding 14,755,275 shares (1997) and
     19,510,736 shares (1996)                                 147           195

  Additional paid-in capital                              180,144       212,777
  Accumulated deficit                                     (39,255)      (33,243)
                                                        ------------------------
Total stockholders' equity                                141,234       179,919
                                                        ------------------------
Total liabilities and stockholders' equity              $ 737,229     $ 735,816
                                                        ========================


See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                    (Dollars in thousands, except share data)

                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                    1997        1996        1997        1996
                               ------------------------------------------------

Revenues
Cellular service                  $49,228     $31,086     $122,165    $75,798
Equipment sales                     1,398         897       3,741       2,440
Other                               1,872         864       5,330       2,977
                               ------------------------------------------------
                                   52,498      32,847     131,236      81,215

Costs and expenses
Cost of cellular service           14,284       8,479      34,927      20,999
Cost of equipment sold              3,349       2,407       8,991       6,822
Selling, general and
  administrative                   13,557       8,719      37,267      23,917
Depreciation and amortization       6,690       5,085      20,986      14,123
                               ------------------------------------------------
                                   37,880      24,690     102,171      65,861
                               ------------------------------------------------
Operating income                   14,618       8,157      29,065      15,354

Other income (expense)
Gain (loss) on sale of
  investment in cellular
  operations                           --         177       8,424         177
Interest expense, net             (16,427)     (9,837)    (45,938)    (29,836)
Other income                          812         562       2,437       1,062
                               ------------------------------------------------
                                  (15,615)     (9,098)    (35,077)    (28,597)
                               ================================================
Net income (loss)                $   (997)   $   (941)   $ (6,012)   $(13,243)
                               ================================================

Net income (loss) after
  adjustment for accrued
  preferred stock dividend       $ (2,605)   $ (2,489)   $(10,860)   $(17,849)
                               ================================================

Net income (loss) per common
  share                          $    (.07)  $    (.07)  $    (.29)  $    (.46)
                               ================================================

Weighted average number of
  common shares used in
  computation of net income
  (loss) per common share       35,301,000  38,498,000  37,587,000  38,495,000


See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30
                                                             1997         1996
                                                         -----------------------

Net cash provided by operating activities                $  33,175    $  26,935
                                                         -----------------------

Investing activities
Purchase of cellular equipment                             (17,914)     (12,966)
Proceeds from sale of investment in cellular
  operations                                                 1,255       26,614
Proceeds from sale of cellular operations                   24,396           --
Acquisition of cellular operations                         (26,059)    (106,559)
Investment in other assets and cellular operations            (867)        (315)
Refund of escrow and deposit for Personal
  Communications Service auction                             7,337        4,140
Amounts deposited in escrow to acquire cellular
  properties                                                    --       (2,500)
Purchase of Cellular Information Systems, Inc.
  shares                                                    (2,523)          --
                                                         -----------------------
Net cash used in investing activities                      (14,375)     (91,586)
                                                         -----------------------

Financing activities
Repayments of notes payable                                     --       (1,875)
Costs incurred in connection with the issuance of
  preferred and common stock                                  (207)      (1,085)
Payments for deferred financing costs                         (516)         (48)
Proceeds from exercise of stock option                          20           48
Purchase and retirement of common stock                    (51,610)        (450)
                                                         -----------------------
Net cash used in financing activities                      (52,313)      (3,410)
                                                         -----------------------

Decrease in cash and cash equivalents                      (33,513)     (68,061)
Cash and cash equivalents at beginning of period           100,364      123,444
                                                         =======================
Cash and cash equivalents at end of period               $  66,851    $  55,383
                                                         =======================

                    PriCellular Corporation and Subsidiaries

                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30
                                                             1997       1996
                                                          ----------------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                  $ 8,884    $   881
  Income taxes                                                  158        440

Supplemental schedule of noncash investing activities
Common stock issued in connection with acquisition
  of cellular operations                                     19,125         --
Utilization of cash committed for the acquisition
  of cellular operations                                     91,400         --
Debt issued in connection with acquisition of
  cellular license                                               --     19,429
Exchange of cellular investments for the
  acquisition of cellular operations                          1,350         --
Record deferred tax liability arising from the
  acquisition of cellular operations                          3,797         --

Supplemental schedule of noncash financing activities
Conversion of Class B Common Stock to Class A
  Common Stock                                                    7         15


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

Net Income (Loss) per Share

Net income (loss) per share for the three and nine months ended September 30, 1997 was computed by using the weighted average shares outstanding during the periods and for the three and nine months ended September 30, 1996 was computed by using the weighted average shares outstanding during the period after giving retroactive effect to the 5-for-4 Class A and Class B Common Stock splits in March and October 1996.

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

On May 29, 1997, the Company consummated the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops which abut its Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis, MN MSA from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of minority Pops (approximately 18,000 Pops).

The above acquisitions were accounted for using the purchase method of accounting and are therefore included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended September 30, 1996, assuming the Kentucky acquisition was consummated as of January 1, 1996, are as follows:

                                                September
                                                30, 1996
                                               -----------

      Revenue                                     $ 97,215
                                               ===========
      Net loss                                    $(18,156)
                                               ===========
      Net loss per common share                $      (.49)
                                               ===========

No pro forma effect was given for the WI-4 or WI-5 acquisitions as their results are not significant.

3. Disposition of Cellular Operations

On January 7, 1997, the Company sold its stand-alone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not-to-compete. The transaction resulted in a gain of approximately $8.5 million.

4. Common Stock

During 1995, the Company's Board of Directors authorized the Company to purchase up to 750,000 shares of its Class A Common Stock on the open market or in private transactions from time to time. During the first nine months of 1997, the Company repurchased and retired approximately 10,000 shares of its Class A Common Stock on the open market at $10.37 per share.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

The results for the current three month period ending September 30, 1997 reflect the continuation of the strong growth of the Company's fiscal operations and subscriber additions. Net subscriber additions exceeded 22,400 for the three months and 57,500 for the nine months ended September 30, 1997 compared to 16,000 and 46,100 for the same periods of the prior year. The Company ended the current period with 222,200 subscribers resulting in penetration of 4.8% compared to 135,800 and penetration of 3.2% for the same period of the prior year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $22.1 million for the third quarter of 1997 compared to $13.8 million for the same period in 1996. For the current nine month period EBITDA amounted to $52.5 million compared to $30.5 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

Due to the acquisition of the Kentucky cluster, WI-4 RSA, and disposition of the Florence, Alabama MSA in early 1997 as well as other markets acquired during 1996, comparison to the same periods in 1996 is neither meaningful nor indicative of future growth.

A comparison can be made of those markets that were owned by the Company throughout the nine and or three month periods in 1997 and 1996. The markets included in the comparison account for approximately 59% and 73% of Net Pops for the nine and three months in 1997 respectively and approximately and 63% and 72% for the nine and three months in 1996 respectively. The following represents certain operating results (000's omitted except for subscriber growth) for these markets:

                               Three Months             Nine Months
                           Ended September 30,      Ended September 30,
                          ---------------------    --------------------
                             1997        1996        1997        1996
                           -------      -------    -------     -------

Total revenue              $31,885      $25,445    $70,128     $51,898
                           -------      -------    -------     -------
Operating income             9,743        5,939     16,801       9,768
                           -------      -------    -------     -------
EBITDA                      15,188       10,358     29,430      20,259
                           -------      -------    -------     -------
Net subscriber additions    17,590       14,451     38,187      31,489
                           -------      -------    -------     -------
Penetration                    5.0%         3.4%       5.1%        3.3%
                           -------      -------    -------     -------

This data indicates that the Company experienced a significant amount of growth from internal operations in addition to growth through acquisitions. Revenues increased 25% and 35%, operating income increased 64% and 72% and EBITDA increased 47% and 45% when comparing the third quarter of 1997 to the third quarter of 1996 and the nine month period of 1997 to the same period in 1996, respectively.

Historical Results of Operations (000's omitted)

Three months ended September 30, 1997 compared with three months ended September 30, 1996.

Revenues for the quarter ended September 30, 1997 increased to $52,498 (consisting of cellular service revenues of $49,228, equipment sales revenues of $1,398 and other revenues of $1,872) from $32,847 (consisting of cellular service revenues of $31,086, equipment sales revenues of $897 and other revenue of $864).

Total operating expenses for the quarter ended September 30, 1997 increased to $37,880 (consisting of cost of cellular service of $14,284, cost of equipment sold of $3,349, selling, general and administrative expenses of $13,557 and depreciation and amortization of $6,690) from $24,690 of operating expenses for the quarter ended September 30, 1996 (consisting of cost of cellular service of $8,479, cost of equipment sold of $2,407, selling, general and administrative expenses of $8,719 and depreciation and amortization of $5,085).

The primary factor contributing to the increase in revenues, operating expenses and operating income was the acquisitions completed in the first quarter of 1997 which are therefore fully reflected in the results for the three and nine months of 1997, but not included in the three months of 1996. In addition, the Company has achieved considerable growth through its distribution strategy of primarily relying on its company owned retail stores and direct sales force to effectively and economically add subscribers. Additionally, the Company's decentralized operating philosophy, which includes a local customer service presence, has led to a reduction in churn which in turn creates an increase in revenue and a reduction in the net cost to acquire subscribers as well as increases in operating margins.

Interest expense, net increased to $16,427 from $9,837 due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

Other income for the current three month period consists of revenue earned directly from covenants not-to-compete of $812 in 1997 and $562 in 1996.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996.

Revenues for the nine months ended September 30, 1997 increased to $131,236 (consisting of cellular service revenues of $122,165, equipment sales revenues of $3,741 and other revenues of $5,330) from $81,215 (consisting of cellular service revenues of $75,798, equipment sales revenues of $2,440 and other revenues of $2,977).

Total operating expenses for the nine months ended September 30, 1997 increased to $102,171 (consisting of cost of cellular service of $34,927, cost of equipment sold of $8,991, selling, general and administrative expenses of $37,267 and depreciation and amortization of $20,986) from $65,861 (consisting of cellular service of $20,999, cost of equipment sold of $6,822, selling, general and administrative expenses of $23,917 and depreciation and amortization of $14,123).

The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a portion of the operating systems of the company subsequent to June 30, 1996, the inclusion for only five of the nine months of 1996 of the Company's NY-6 RSA and Poughkeepsie, NY, MSA as well as the acquisitions during 1997. In addition, the Company has achieved considerable growth through its distribution strategy of primarily relying on its company owned retail stores and direct sales force to effectively and economically add subscribers. Additionally, the Company's decentralized operating philosophy, which includes a local customer service presence, has led to a reduction in churn which in turn creates an increase in revenue and a reduction in the net cost to acquire subscribers as well as increases in operating margins.

Interest expense, net increased to $45,938 from $29,836 due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

The first nine months of 1997 includes a net gain from the sale of cellular properties of $8,424 resulting primarily from the sale of the Florence AL MSA and AL1-B RSA as well as revenue earned directly from covenants not to compete of $2,437 in 1997 and $1,062 in 1996.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of September 30, 1997, the Company had $66.9 million of cash and cash equivalents and $59.9 million of working capital.

The Company is a holding company that conducts all of its operations through subsidiaries. Substantially, all of the Company's operations are conducted through its wholly owned subsidiary, Pricellular Wireless Corporation ("Wireless"). The terms of Wireless' outstanding indebtedness limits the payment of dividends to the parent company. Accordingly, the parent company relies upon its financing activities to satisfy its liquidity needs. During the third quarter of 1997, the parent company received $12.0 million in the form of a dividend as permitted under the indenture agreements. As of October 21, 1997 the parent company believes that it has sufficient cash and cash equivalents to meet its liquidity needs through the next twelve months.

During the first nine months of 1997, the Company's principal sources of cash were $33.2 million from operations, $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA, and $5.0 million from the return of escrow for the acquisition of the Kentucky Cluster.

The principal uses of cash were $51.6 million for the purchase and retirement of common stock ($36.1 million for Class B Common Stock and warrants to purchase Class B Common Stock, $15.3 million for the 1.9 million shares it originally issued to Horizon as part of the Kentucky acquisition and $200 thousand for the repurchase of treasury stock payment as part of its repurchase program). In addition, the Company used $8.9 million for the payment of interest on the 10-3/4% Senior Notes, $6.3 million for the acquisition of the WI-4 RSA, $10.6 million for the acquisition of the WI-5 RSA, $18.2 million for the purchase of cellular equipment and $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the company at the end of 1996, and not included in the opening cash balance of $100.4 million).

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company has made a commitment to enhance its markets' performance, particularly those acquired during 1996, as well as expand its marketing efforts which include, but are not limited to, an increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

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

                                 PRICELLULAR CORPORATION



                                 By: /s/ Steven Price
                                     -------------------------------------
                                 Name:   Steven Price
                                 Title:  President/Chief Executive Officer



                                 By: /s/ Stuart Rosenstein
                                     -------------------------------------
                                 Name:   Stuart Rosenstein
                                 Title:  Executive Vice President/
                                         Chief Financial Officer


Date: October 24, 1997