Form 10-K
period 1997-12-31
PRICELLULAR CORP
filed 1998-03-24
CIK 932089

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Fiscal Year Ended December 31, 1997

                                       or

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number: 1-13526

                             PriCellular Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                               22-3043811
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

        711 Westchester Avenue
        White Plains, New York                            10604
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (914) 422-0800

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1998 was approximately $213,037,000.

The number of shares outstanding of each class of the registrant's common stock, as of March 18, 1998, was 21,824,566 shares of Class A Common Stock and 13,134,275 shares of Class B Common Stock.

Documents incorporated by reference: The definitive Proxy Statement of PriCellular Corporation relating to the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                Table of Contents

Part I

Item 1.     Business.......................................................  2
            General........................................................  2
            Cellular Markets and Systems...................................  4
            Acquisitions and Dispositions..................................  6
            Recent Developments............................................  9
            Business Strategy..............................................  9
            Cellular Operations............................................ 11
            Overview of Cellular Telephone Industry........................ 17
            Regulations.................................................... 21
Item 2.     Properties..................................................... 24
Item 3.     Legal Proceedings.............................................. 24
Item 4.     Submission of Matters to a Vote of Security Holders............ 24

Part II

Item 5.     Market for the Company's Common Equity and
              Related Stockholder Matters.................................. 25
Item 6.     Selected Financial Data........................................ 26
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 28
Item 8.     Financial Statements and Supplementary Data.................... 33
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................... 33

Part III

Items 10.,
 11., 12.
 and 13.    Directors and Executive Officers of the Registrant,
              Executive Compensation, Security Ownership of
              Certain Beneficial Owners and Management and
              Certain Relationships and Related Transactions............... 34

Part IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ......................................... 35

Exhibit Index ............................................................. 35

Signatures    ............................................................. 38

                                     Part I


Unless otherwise indicated all references herein to "PriCellular" or the "Company" include its subsidiaries and predecessors. See "Item 1.
Business-Certain Terms" for the definitions of certain other terms used herein.

Item 1. Business

General

PriCellular, through its subsidiaries, owns and operates FCC licensed cellular telephone systems in the United States, primarily in smaller MSAs and strategically located RSAs. PriCellular owns cellular interests representing approximately 5.1 million Net Pops. These interests consist principally of four large operating clusters of cellular Systems:

      Upper Midwest Cluster--a 1.8 million Net Pop cluster of 15 Systems covering approximately 78,000 contiguous square miles in Minnesota, Wisconsin and Michigan. Mid-Atlantic Cluster--an 857,000 Net Pop cluster of five contiguous Systems consisting of five RSAs in Ohio, Pennsylvania and West Virginia covering approximately 10,000 contiguous square miles. New York Cluster--a 1.1 million Net Pop cluster of two MSAs and two RSAs covering more than 8,000 contiguous square miles in suburban New York located between the New York City MSA of AT&T Wireless Services Inc. ("AT&T"), a subsidiary of AT&T Corp., and Southwestern Bell's Albany, NY MSA. Kentucky Cluster--a 1.0 million Net Pop cluster of four RSAs adjacent to Louisville and Lexington, KY and one RSA in Tennessee which abuts Knoxville, TN. The 38 counties in Kentucky and the six counties in Tennessee cover more than 15,000 square miles.

In addition, the Company owns a 44.5% interest in a joint venture with Southwestern Bell (which is managed and operated by Southwestern Bell), representing 264,000 Net Pops, and certain other cellular interests.

PriCellular completed an Initial Public Offering of its Class A common stock in December 1994. Its principal stockholders include members of the Price family, AT&T, Spectrum Equity Investors, L.P. ("Spectrum"), The Thomas H. Lee Company, and The Public School Employees' Retirement System of Pennsylvania.

The Company has a strategic alliance with AT&T which allows the Company to take advantage of AT&T's acquisition experience, and benefit from AT&T's volume purchasing power. The Company purchases landline interlata telephone service for its switched cellular systems and cellular telephones at volume discounts through its relationship with AT&T thereby minimizing two of the principal costs associated with providing cellular service and acquiring new subscribers. The volume discounts also extend to certain of the equipment necessary for the Company's system development and expansion thereby reducing the Company's capital expenditures. The Company believes that the proximity of three of its operating clusters to AT&T's Systems affords significant opportunities for joint marketing, promotions and other programs. The Company's Upper Midwest Cluster is contiguous to AT&T's Systems serving the Minneapolis/St. Paul, MN MSA and the St. Cloud, MN MSA. The Company's Mid-Atlantic Cluster borders the Pittsburgh, PA, Steubenville, OH and Wheeling, WV MSAs, which are owned by AT&T. The Company's New York Cluster abuts the northern border of AT&T's New York City MSA, including Westchester and Rockland counties. The New York Cluster is also adjacent to three MSAs owned by Southwestern Bell, with whom the Company has a joint venture in Illinois and Texas.

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

The Company's operating strategy is, upon acquiring a cellular system, to effect certain management, operational and organizational changes in order to increase the number and quality of subscribers and enhance operating cash flow, while controlling costs to acquire subscribers and promoting superior customer service. Management believes that the majority of its Systems are in the early stages of their growth cycle and represent significant growth opportunities. In addition, many of these systems were underdeveloped prior to their acquisition by the Company. After selectively upgrading the engineering in its cellular network, the Company has implemented aggressive marketing programs to add subscribers and reduce deactivations or "churn." In its Systems, the Company markets under the CELLULARONE(R) brand name and participates in the North American Cellular Network ("NACN"), a cellular network whose goal is to make cellular service "seamless" across system borders throughout North America.

A key element of the Company's operating strategy is the positioning of its cellular systems as the quality local service provider. The Company's chain of 95 local retail stores, which are staffed with sales and customer service representatives, differentiate the Company from many of its larger competitors, which frequently centralize customer service and other functions outside the local market. In addition, these stores provide the Company with more control over the sales process than if it relied upon independent agents. Management believes that the Company's local presence enhances its ability to provide a higher level of customer service and satisfaction.

The Company was incorporated under the laws of the State of Delaware on February 20, 1990. The principal executive offices of the Company are located at 711 Westchester Avenue, White Plains, New York 10604 and its telephone number is
(914) 422-0800.

Cellular Markets and Systems

The following table summarizes certain information concerning the Company's markets.

                                 Total                                 Date of
           Market(a)             Pops       Ownership   Net Pops     Acquisition
--------------------------------------------------------------------------------

  Upper Midwest Cluster
  Duluth, MN/Superior, WI MSA   240,234       100.0%     240,234      04/28/94
  Eau Claire, WI MSA            143,701        96.7%     139,001      04/28/94
  Wausau, WI MSA                121,727        95.1%     115,715      03/28/95
  MN-2A RSA                      38,766       100.0%      38,766      07/07/95
  MN-3 RSA                       59,528       100.0%      59,528      04/28/94
  MN-4 RSA                       15,226       100.0%      15,226      08/10/95
  MN-5 RSA                      207,107       100.0%     207,107      07/07/95
  MN-6 RSA                      220,067       100.0%     220,067      11/23/94
  WI-1 RSA                      110,749       100.0%     110,749      04/28/94
  WI-2 RSA                       85,645       100.0%      85,645      11/18/96
  WI-3 RSA                      140,697       100.0%     140,697      11/23/94
  WI-4 RSA                      118,993       100.0%     118,993      01/07/97
  WI-5 RSA                       81,194       100.0%      81,194      05/29/97
  WI-6A RSA                      32,939       100.0%      32,939      11/23/94
  MI-1 RSA                      203,391       100.0%     203,391      03/07/95

  Mid-Atlantic Cluster
  OH-7 RSA                      257,290       100.0%     257,290      09/27/95
  OH-10A RSA                     62,345       100.0%      62,345      09/29/95
  PA-9 RSA                      188,096       100.0%     188,096      02/02/96
  WV-2 RSA                       79,567       100.0%      79,567      12/20/95
  WV-3 RSA                      269,709       100.0%     269,709      07/23/96

  New York Cluster
  Orange County, NY MSA         327,053       100.0%     327,053      10/17/96
  Poughkeepsie, NY MSA          263,723        95.6%     251,997      04/23/96
  NY-5 RSA                      382,180       100.0%     382,180      12/29/95
  NY-6 RSA                      111,373       100.0%     111,373      04/23/96

  Kentucky Cluster
  KY-4 RSA                      245,952       100.0%     245,952      01/07/97
  KY-5 RSA                      158,204       100.0%     158,204      01/07/97
  KY-6 RSA                      260,920       100.0%     260,920      01/07/97
  KY-8 RSA                      119,840       100.0%     119,840      01/07/97
  TN-4 RSA                      263,553       100.0%     263,553      01/15/98

  Southwestern Bell Joint
    Venture
  Laredo, TX MSA                176,162        44.5%      78,392      11/30/95
  IL-4 RSA                      216,119        44.5%      96,173      11/30/95
  IL-6 RSA                      201,234        44.5%      89,550      11/30/95

  Other Interests                  n/a         n/a        45,842     various
                              ---------                ---------
  Total                       5,403,284                5,097,288
                              =========                =========

(a) All of the Company's licenses are non-wireline licenses with the exception of the license for the Laredo, TX MSA.

Markets

Upper Midwest Cluster

The Upper Midwest Cluster consists of approximately 1.8 million Net Pops in 15 contiguous Systems and covers over 78,000 square miles. The Upper Midwest Cluster includes three of the Company's original Systems acquired in April 1994 and has grown steadily to 15 Systems through the acquisition of three Systems in November 1994, two Systems in March 1995, three Systems in July 1995, one System in August 1995, one System in November 1996, one System in January 1997 and one system in May 1997.

The Systems in the Upper Midwest Cluster all operate under the CELLULARONE(R) brand name. The Systems in the Upper Midwest Cluster compete against various wireline cellular service providers marketing under six different names. Management believes that the diversity of competitors operating under various names and the Company's use of the CELLULARONE(R) brand name affords the Company marketing, advertising and other operational advantages relative to those competitors. These advantages include advertising and marketing the Company's services as a single brand name on a regional basis, allowing the Company to set regional roaming rates, be a single cellular service provider to corporate accounts, allow calls to be handed-off between cell sites that cross market borders and reduce the number of dropped calls as subscribers exit an individual license area.

The Mid-Atlantic Cluster

The Mid-Atlantic Cluster comprises approximately 857,000 Pops and includes portions of southeastern Ohio as well as adjacent portions of Pennsylvania and northern West Virginia south of Pittsburgh. The Mid-Atlantic Cluster was established with the acquisition of two Systems in September 1995 and currently includes five contiguous RSAs as a result of acquisitions in December 1995, February 1996 and July 1996. In addition, the Mid-Atlantic Cluster abuts Columbus, OH and three MSAs owned by AT&T including its Pittsburgh, PA System, affording the opportunity for joint marketing and promotions.

The New York Cluster

The Company's New York Cluster consists of approximately 1.1 million Net Pops and over 8,000 square miles in suburban New York. The New York Cluster is adjacent to AT&T's New York City MSA and is located between it and Southwestern Bell's Albany, NY MSA. The New York Cluster was established with the acquisition of the NY-5 RSA in December 1995 and currently includes two MSAs and two RSAs as a result of acquisitions in April and October of 1996. With the addition of the Orange County, NY MSA, the Company's New York Cluster includes the entire Hudson Valley/Catskill region, thereby creating significant marketing and promotional synergies and opportunities.

The Orange County, NY MSA is directly north of AT&T's New York City MSA and abuts Westchester, Putnam and Rockland counties. Serving as a residential community of metropolitan New York, Orange County includes the cities of Newburgh, Middletown, Port Jervis and the affluent towns of Tuxedo and Warwick. Major tourist attractions include The United States Military Academy at West Point, Storm King State Park and Sterling Forest. The MSA contains more than 40 miles of the New York State Thruway (I-87), approximately 50 miles of I-84 and 35 miles of Route 17.

The Kentucky Cluster

The Kentucky Cluster consists of four RSAs in Kentucky containing approximately 785,000 Pops and over 12,000 square miles and one RSA in Tennessee consisting of approximately 264,000 Pops and over 2,000 square miles. Three of the Kentucky RSAs (KY-4, 5 and 6) form a contiguous cluster encompassing all of Kentucky south of Louisville and Lexington and north of the Nashville, TN MSA and other Tennessee markets. The 120,000 Pop KY-8 RSA serves the northeastern suburbs of Lexington. The Tennessee RSA (TN-4) is located south of the Kentucky RSAs and contains some of the most visited areas in the country, including the towns of Gatlinburg and Pigeon Forge, the Dollywood tourist attraction and the entrance to the Great Smoky Mountain National Park.

The Southwestern Bell Joint Venture

The Company owns 44.5% of a joint venture with Southwestern Bell in which the Company contributed its System serving the Laredo, TX MSA and Southwestern Bell contributed its Systems serving the IL-4 RSA and IL-6 RSA (the "Southwestern Joint Venture"). The Company owns 44.5% of the Systems serving the combined 593,515 Pops, or 264,115 Net Pops. The Southwestern Joint Venture was consummated on November 30, 1995.

Pursuant to the Southwestern Joint Venture, the Company receives guaranteed preferential distributions in the first four years of the Southwestern Joint Venture increasing from $3.3 million in the first year to $5.8 million in the final year. The Company has the option to remain in the Southwestern Joint Venture for four years or "put" its Joint Venture interest in the Southwestern Joint Venture to Southwestern Bell at any time during the four year period at a price beginning at $28.5 million and increasing to approximately $39.0 million at the end of the four year period. Southwestern Bell had the right to purchase the Company's interest during the first year at approximately $56.0 million and has the right to purchase the Company's interest on the day prior to Southwestern Joint Venture's fourth anniversary at 5% above the then "put" price. Southwestern Bell has operating control of these properties during the term of the Southwestern Joint Venture.

Acquisitions and Dispositions

Recent Transactions

During 1995, 1996, 1997 and January 1998, the Company consummated several strategic acquisitions which expanded its Upper Midwest Cluster and established the Mid-Atlantic Cluster, the New York Cluster and the Kentucky Cluster. In addition during July 1996, November 1996 and January 1997, the Company disposed of its standalone wireline Systems in Alabama and its MI-2 RSA which were considered by management to be non-strategic.

Expansion of Upper Midwest Cluster

On March 7, 1995, the Company acquired from Buckhead Telephone Company the assets of the System serving the MI-1 RSA (which represents 203,391 Pops) for approximately $17.7 million in cash.

On March 28, 1995, the Company acquired a 50.02% general partnership interest and a 0.58% limited partnership interest in Wausau Cellular Limited Partnership, a Delaware limited partnership that wholly owns the System serving the Wausau, WI MSA (115,715 Net Pops), for $5.4 million in cash.

On July 7, 1995, the Company consummated a transaction with Western Wireless Corporation ("Western Wireless") pursuant to which the Company exchanged the wireline System serving the Lubbock, TX MSA (229,051 Pops) for approximately 340,000 Net Pops, most of which are now part of the Upper Midwest Cluster. The Net Pops acquired consist of the System serving the MN-5 RSA, the portion of the System serving the MN-3 RSA that the Company did not own, a portion of the MN-2 RSA (Beltrami County), approximately 87.0% of the System serving the Alton/Granite City, IL MSA, an additional 10.0% of the System serving the Eau Claire, WI MSA and an additional 14.5% of the System serving the Wausau, WI MSA. In addition, Western Wireless agreed to pay the Company $3.0 million in exchange for the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA for a period of three years following the exchange. Western Wireless retained ownership of certain cell sites and other capital equipment.

On August 10, 1995, the Company acquired from Louise Hart 49.0% of the System serving the MN-4 RSA (7,461 Net Pops), for approximately $75,000.

On November 18, 1996, the Company acquired from Wisconsin II Venture the 85,645 Pop WI-2 RSA for approximately $4.3 million in cash. Prior thereto, the Company had interim operating authority for the WI-2 RSA.

In January 1997, the Company entered into two transactions with a subsidiary of Bell South Corporation. The stand-alone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) were sold for $24.0 million in cash, of which $2.0 million is attributable to a two year covenant not to compete. The transactions resulted in a gain of approximately $8.0 million. In addition, the Company acquired for $6.0 million the WI-4 RSA (118,993 Pops). The WI-4 RSA abuts the Company's MI-1 RSA to the northeast, its WI-3 RSA to the northwest and its Wausau, WI MSA to the west.

In May 1997, the Company acquired from United States Cellular Corporation ("USCC") three counties in the WI-5 RSA containing 81,194 Pops for approximately $10.6 million in cash and the contribution of approximately 18,000 minority Pops. The WI-5 RSA abuts the Company's Eau Claire, WI MSA, its WI-1 RSA and AT&T's Minneapolis, MN MSA.

The Mid-Atlantic Cluster Acquisitions

On September 27, 1995, the Company acquired from USCC substantially all of the assets of the System serving the OH-7 RSA (257,290 Pops) for $39.8 million in cash.

On December 20, 1995, the Company acquired from USCC substantially all of the assets of the System serving the WV-2 RSA (79,567 Pops) for $7.8 million in cash.

On February 2, 1996, the Company acquired from USCC substantially all of the assets of the System serving the PA-9 RSA (188,096 Pops) for $26.1 million in cash.

On July 23, 1996, the Company acquired substantially all of the assets of the System serving the WV-3 RSA (269,709 Pops) from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon") for $35.0 million in cash.

The New York Cluster Acquisitions

On December 29, 1995, the Company acquired from Cellular Upstate New York, Inc. substantially all of the assets of the System serving the NY-5 RSA (382,180
Pops) for approximately $65.9 million in cash.

On April 23, 1996, the Company acquired from subsidiaries of USCC the System serving the NY-6 RSA (111,373 Pops) and 83% of the System serving the Poughkeepsie, NY MSA (218,890 Net Pops). The Company acquired substantially all of the assets serving the NY-6 RSA for approximately $19.8 million in cash and 83.0% of the stock of the Dutchess County Cellular Telephone Company serving the Poughkeepsie, NY MSA for approximately $38.9 million, with one half paid in cash and the balance in a three-year note bearing interest at the prime rate (the "Poughkeepsie Note"). The note was subsequently repaid in November 1996.

On October 17, 1996, the Company consummated an exchange transaction with Vanguard Cellular Systems, Inc. The Company exchanged an aggregate of 520,528 Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (327,053 Pops), 11.1% of the Company's majority-owned Poughkeepsie, NY MSA (29,367 Pops), 12.2% of the Janesville, WI MSA (18,296
Pops) and approximately 28,509 additional Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). During 1997 the Company acquired an additional 1.3% of the Poughkeepsie, NY MSA (3,740 Pops) from minority holders.

Kentucky Cluster Acquisition

In January 1997, the Company acquired from a subsidiary of Horizon four RSAs in Kentucky (approximately 785,000 Net Pops) for $96.4 million in cash and 1,948,052 shares of the Company's Class A common stock (valued at approximately $19.1 million). On February 4, 1997 the Company repurchased and retired the 1,948,052 shares from Horizon for $15.3 million.

In January 1998, the Company acquired from Bachtel Liquidity, L.P., an affiliate of Bachow & Associates, Inc., the TN-4 RSA which contains approximately 264,000 Pops for approximately $73.0 million in cash (subject to adjustments). The RSA, adjacent to three MSAs, including Knoxville, TN, is located south of the Company's Kentucky Cluster.

Dispositions

During July 1996, the Company consummated the sale of its AL-4 RSA for $27.5 million in cash ($2.5 million of which is attributable to a two year covenant not to compete). In November 1995, the Company had acquired this stand-alone RSA for total consideration of $20.0 million. During October, 1996 the Company consummated the sale of its MI-2 RSA for approximately $6.5 million in cash.

Remaining Shares of CIS

In April 1997, the Company acquired all of the outstanding shares of capital stock of CIS not previously owned.

Recent Developments

On March 6, 1998, the Company and American Cellular Corporation, a Delaware corporation ("ACC"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, ACC will be merged with and into the Company, with ACC to be the surviving corporation of such merger (the "Merger"). At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of Class A common stock, par value $0.01 per share, of the Company (the "Class A Shares") and Class B common stock, par value $0.01 per share, of the Company will in each case be converted into the right to receive $14.00 in cash, without interest (the "Merger Consideration"), and each issued and outstanding share of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), of the Company will be converted into the right to receive the product of the Merger Consideration and the number of Class A Shares into which each such share of Series A Preferred Stock is convertible at such time in connection with a change of control. The Merger Agreement permits the Company, under certain circumstances, to respond to unsolicited third party acquisition proposals and, upon payment of certain fees to ACC, to terminate the Merger Agreement.

In connection with the execution of the Merger Agreement, AT&T Wireless, Inc., The Thomas H. Lee Company, Steven Price and Eileen Farbman (collectively, the "Principal Shareholders") entered into a Voting Agreement with ACC. Pursuant to the agreement, the Principal Shareholders, the beneficial owners of approximately 39% of the outstanding Common Stock and Preferred Stock of the Company (or 57% of the fully diluted voting power of the Company), agreed to vote their shares in favor of the approval and adoption of the Merger Agreement. The Voting Agreement terminates upon termination of the Merger Agreement.

Business Strategy

Acquisition Strategy

The Company's strategy is to continue to expand its current clusters through the acquisition of contiguous properties and, secondarily, to target for purchase other small to mid-sized MSAs and strategic RSAs that it believes are undervalued, underdeveloped or that possess traits indicative of potentially high cellular usage and superior financial performance. The operation of contiguous markets permits the Company to provide broad areas of uninterrupted service and achieve certain economies of scale, including certain centralized marketing, administrative and engineering functions. The Company believes that smaller MSAs and certain RSAs often exhibit a concentration of small businesses, longer commute times and well-travelled roads, all indicators of strong cellular use. Many of these markets serve as hubs for retail trading areas and as business, cultural or medical centers for populations spread over wide geographic areas. In addition, management believes that because its markets are less densely populated than the national average, they are less likely to face the level of competition expected to be experienced in large urban areas.

Operating Strategy

Upon acquiring a cellular system, the Company's operating strategy is to effect certain management, operational and organizational changes in order to increase the number and quality of subscribers and enhance operating cash flow, while controlling subscriber acquisition costs and promoting superior customer service. The Company seeks to accomplish these changes by employing the following practices:

- Decentralized Management. The Company manages each of its Systems on a decentralized basis, delegating direct responsibility for hiring, marketing, distribution, customer service, churn control, billing, roaming and other day-to-day operating decisions to the general manager of each System. General managers must strictly adhere to a budget designed to improve operating cash flow and increase the subscriber base. Their compensation is linked to their ability to meet or exceed their budgeted goals. The Company believes that its decentralized management structure fosters a strong sense of customer service and community spirit, enabling it to customize its marketing strategy to the needs of the local market, and eliminate the need for a large corporate staff or for a centralized multi-system customer service center that is located outside of the local market. The Company believes that placing decision-making responsibility in the hands of its general managers fosters the decisive actions necessary to meet local competitive challenges.

- Aggressive Marketing and Promoting of Cellular Service. The Company aggressively markets to increase subscriber activations and reduce churn. Many of its marketing programs are designed to distinguish the Company as the local market's highest quality cellular service provider, stressing its localized sales offices, customer service and commitment to the community. These programs also include offering distinctive rate plans and roaming rates to emphasize "value" and the "advantage" of the Company's cellular service, launching targeted advertising campaigns aimed at the most attractive cellular user segments, creating regional marketing alliances with neighboring cellular carriers and taking an active, visible role in community, government and charity organizations. Management believes that the Company's positioning of its cellular system as the local service provider often contrasts with its larger competitors, which frequently centralize customer service and other functions outside of the local market.

- Strong Retail and Direct Sales Effort. A key element of the Company's positioning in its markets is its use of local retail stores, as well as a local direct sales force. A retail location complemented by a direct sales force provides the Company with more control over the sales process than if it were to rely exclusively on independent agents. The Company has aggressively opened its own retail stores and currently operates 95 retail locations. Management believes that this local presence enhances its ability to provide quality customer service, and that customers who purchase cellular service directly from the Company through its retail stores and direct sales force tend to have fewer complaints and higher usage than subscribers who activate with independent agents or retailers.

- Dedication to Customer Service. The Company strives to maintain a high level of customer satisfaction through a variety of techniques, including tying sales commissions to subscriber retention, outbound telemarketing to subscribers on a regular basis and active ongoing contact with new customers. The Company believes that its emphasis on superior local customer service has helped reduce its average monthly churn rate. The Company's average monthly churn rate for the year ended December 31, 1997 was 1.5%, well below the industry average of approximately 2.1%.

- System Development and Expansion. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is done for the purpose of increasing capacity and improving coverage in response to projected subscriber demand and competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers, coverage quality analysis and an estimate of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2% (percentage of calls that are not connected on the first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company determines the most cost-efficient manner of meeting such projected demand. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall quality of the network.

Cellular Operations

General

The Company has concentrated its recent efforts on creating an integrated network of cellular systems in its operating clusters. The Company operates four clusters of cellular systems as well as certain other markets and minority interests. As of December 31, 1997, PriCellular had over 250,000 subscribers, or 5.2% penetration. Through the participation of its non-wireline Systems in NACN and other special networking arrangements between the Company and other non-wireline operators of cellular systems in the United States, management believes the Company's subscribers are able to receive quality coverage throughout the United States.

Management believes that the majority of its Systems are in the early stages of their growth cycle and afford significant opportunities for improvements in performance, particularly with respect to rates of penetration and churn. There can be no assurances, however, that the Company will be able to maintain such improvements or achieve similar improvements with respect to its other Systems. Management believes that prior to the Company's assumption of ownership many of these Systems had been significantly undermanaged or underdeveloped. Some of the Systems had minimal signal coverage, had never been actively marketed and had never developed a subscriber base. Certain other markets had adequate signal coverage but the sales and marketing activity had largely been dormant. The following table sets forth certain information with respect to the performance of the Company's Systems owned as of the dates indicated.

                                          Years ended December 31
                             --------------------------------------------------
                                1997       1996      1995      1994     1993
                             --------------------------------------------------
Ending subscribers (1)        250,441    150,328    78,227    17,344    9,886
Ending penetration (2)            5.2%       3.8%      2.2%      .95%     .53%
Ending Pops (in millions)         4.8        3.9       3.6       1.8      1.8
Churn (3)                         1.5%       1.6%      2.0%      2.7%     3.2%
Average monthly revenue
  per subscriber (4)         $     72   $     82   $   107   $   123   $  156
Average marketing cost per
  net subscriber
  addition (5)               $    399   $    371   $   403   $   497   $  496


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

(4) Represents the ratio of total monthly service revenues to average monthly subscribers.

(5) Determined by dividing the amount of marketing costs by the net subscribers added. Marketing cost represents all selling expenses and losses incurred on equipment sales.

Subscribers and System Usage

The Company's cellular subscribers have increased to approximately 250,000 as of December 31, 1997 from approximately 150,000 as of December 31, 1996 and approximately 78,000 as of December 31, 1995. The Company's subscribers fall into 12 major categories: construction, professional/management, medical, sales, real estate, agriculture, service industry, transportation, financial, government, manufacturing and other, which includes low usage subscribers. Reductions in the cost of cellular services have led to an increase in cellular telephone usage by general consumers for non-business purposes. In addition, the Company believes that several categories of its subscribers will develop requirements for specialized cellular applications, such as wireless data technology. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to seek to broaden its subscriber base for basic cellular services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues.

Marketing

The Company markets all of its cellular products and services under the name CELLULARONE(R), one of the most recognized brand names in the cellular industry (see "Service Marks"). The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a fraction of the cost of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULARONE(R) service in other markets may be more likely to use the Company's Systems when they travel in the Company's service areas, primarily due to the technical operation of the cellular telephone. Cellular telephones of non-wireline subscribers are programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational or the subscriber either dials a special code or has a cellular telephone equipped with an "A/B" (non-wireline/wireline) switch and selects the wireline carrier.

Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers in other markets, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's service and call delivery features from those of some of its competitors. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they "roam" in more than 7,000 cities, in the United States and Canada. By dialing subscribers' cellular telephone numbers, a caller can reach the Company's subscribers without knowing their location or having to dial additional roaming access numbers. In addition, special services such as call forwarding and call waiting automatically follow the subscribers as they travel.

The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate higher than industry average monthly revenues and lower than industry average churn rates, while simultaneously maintaining a low cost of adding net subscribers. The Company principally uses in-house sales and marketing staff and its own retail outlets.

Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. The

Company believes that its internal sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, the Company's use of an internal sales force keeps marketing costs lower than when independent agents are used because commissions are lower and subscriber retention is higher.

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

The Company's sales force works principally out of its own retail stores in which the Company offers a full line of cellular products and services. As of December 31, 1997, the Company maintained 95 retail locations. Ranging from 250 square feet to 4,000 square feet, each store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. The Company's stores provide subscriber-friendly retail environments (extended hours, large selection, an expert sales staff and convenient locations) which make the sales process quick and easy for the subscriber.

Products and Services

In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer transfer. In 1998, the Company intends to upgrade its systems to provide digital services in some of its markets such as caller I.D., message waiting indicator, short messaging services and sleep mode for longer battery life.

Several rate plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. The Company's local general managers generally have the authority to modify existing rate plans and initiate new rate plans depending upon market and competitive conditions. These rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, a designated amount of free minutes, per-minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness.

Reciprocal agreements between the Company and other cellular operators allow their respective subscribers to place calls, or roam, in most cellular service areas throughout the country. Roamers, subscribers placing calls outside their home market, are typically charged a higher per minute rate than would be charged for home users. Roaming revenues derived from this usage not only have higher yields than home usage revenues, but have almost no associated marketing or customer service costs, therefore, achieving higher margins than home service revenues. The Company's markets, strategically surrounding or between major metropolitan areas, encompass significant portions of heavily traveled corridors which results in significant roaming revenues for the Company.

Customer Service

Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluation, customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to better service customers, schedule installations and make repairs. Through the use of sophisticated monitoring equipment, technicians at the customer service center are able to monitor the technical performance of its cellular system.

In addition, the Company's customers are able to report cellular telephone service or account problems to a local office representative. Management believes its decentralized philosophy and emphasis on customer service in each of its markets affords it a competitive advantage over its large competitors who typically centralize customer service outside of the local market.

System Development and Expansion

The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is done for the purpose of increasing capacity and improving coverage in response to projected subscriber demand and competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2% (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the Systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall quality of the network. The Company believes that the increased cellular coverage will have a positive impact on market penetration, subscriber usage and roaming revenue.

The Company also continues to evaluate expansion through acquisitions of other cellular properties that will further enhance its network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures.

Competitors and Adjoining Systems

The Company competes with various competitors in each of its clusters. Management believes that its integrated network of contiguous cellular systems operating as CELLULARONE(R) affords it significant advantages over many of its cellular competitors. In the Upper Midwest Cluster, the Company competes against six distinct operators, in the Mid-Atlantic Cluster, the Company competes against four distinct operators, and in the Kentucky Cluster, the Company competes against five distinct operators.

The following chart lists the Company's cellular competitors in each of its clusters and the major adjoining operators.


     Company Cluster                   Competitors                         Adjoining Systems
----------------------------------------------------------------------------------------------------------
Upper Midwest Cluster       Air Touch Communications, Inc.     AT&T
                            United States Cellular Corp.       BellSouth
                            CelluLink                          Western Wireless
                            Cellular 2000
                            CellCom
                            Century Telephone Enterprises

Mid-Atlantic Cluster        United States Cellular Corp.       AT&T
                            360 Communications                 Airtouch Communications Inc.
                            Ameritech                          Vanguard Cellular Systems, Inc. ("Vanguard")
                            Bell Atlantic Mobile


New York Cluster            Bell Atlantic Mobile               Bell Atlantic Mobile
                                                               AT&T
                                                               Southwestern Bell
                                                               Vanguard

Kentucky Cluster            BellSouth Mobility                 GTE Corp.
                            Ramcell, Inc.                      United States Cellular Corp.
                            Bluegrass Cellular
                            United States Cellular Corp.
                            360 Communications

Telecommunications Act of 1996; Other Regulatory Developments

The Telecommunications Act of 1996 ("Telecom Act") is the first legislation enacted in over 60 years that attempts comprehensive reform of telecommunications regulation, although the legislation did not have as a principal focus the cellular industry in particular or the wireless communications industry in general. The Telecom Act's goal is to remove statutory, regulatory, and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. Certain of the provisions of the Telecom Act have been declared unconstitutional, including several provisions relating to restrictions on Regional Bell Operating Companies that were deemed a bill of attainder by the United States District Court in Wichita Falls, Texas. That ruling has been appealed. The Company cannot predict the outcome of that litigation or the eventual impact of the result of that litigation on the Company.

To facilitate the entry of competitors, the Telecom Act imposes certain requirements on local exchange carriers, including interconnection, universal service, equal access, and facilitating local wireline telephone service. The FCC has adopted regulations implementing these provisions, including rules on telephone number portability pursuant to which subscribers will be able to migrate their landline telephone numbers to a cellular carrier or other Commercial Mobile Radio Service ("CMRS") or landline carrier, or from a cellular carrier to another CMRS or landline carrier.

In August 1996, the FCC released its decision implementing the interconnection portions of the Telecom Act. However, major portions of the FCC's interconnection rules were reversed by the United States Court of Appeals for the Eighth Circuit, which held that the rules interfered with matters left to the jurisdiction of the states by the Telecom Act. The Eighth Circuit's decision has been appealed to the United States Supreme Court, which has decided to expedite its review of petitions for certiorari with regard to the Eighth Circuit's decision. The Company cannot predict the eventual outcome of the judicial review of the FCC's interconnection rules or the effect of the eventual implementation of interconnection rules by the FCC. However, pursuant to the provisions of the Telecom Act, the Company has renegotiated many of its interconnection agreements with incumbent local exchange carriers and thereby reduced the cost of interconnection with the local telephone facilities.

The FCC's interconnection decision concluded that CMRS providers are entitled to reciprocal compensation arrangements with incumbent local exchange carriers and prohibited local exchange carriers from charging CMRS providers for terminating traffic initiated on the local exchange carrier's network. While the FCC noted the potential for asserting jurisdiction over certain aspects of CMRS interconnection with landline local exchange carriers, it has so far determined to defer primarily to the states in implementing interconnection policies pursuant to general guidelines established by the FCC, some of which survive the Eighth Circuit decision.

The FCC declined to require cellular carriers to comply with certain interconnection provisions of the Telecom Act applicable to local exchange carriers. Prior to the passage of the Telecom Act, the FCC had proposed to require CMRS providers to interconnect directly with other mobile service providers but tentatively concluded that it would be premature to adopt such a requirement. The FCC has since stated that it would revisit this issue in the future.

The Telecom Act requires telecommunications carriers providing interstate service to contribute to a federal Universal Service Support Fund established by the FCC. The Universal Service Fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools and libraries. States will also be implementing requirements that carriers contribute universal service funding from intrastate telecommunications revenues. The Company has revised its customer billing to reflect additional costs related to these universal service fund requirements. There can be no guarantee that the Company will be able to continue to pass the costs of the fund requirements on to its customers in the future.

The FCC has eliminated its PCS-cellular cross ownership rule, but retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband personal communications service ("PCS"), and specialized mobile radio ("SMR") spectrum in a particular geographic area.

The FCC has revised its rules pertaining to cellular licensees' obligations to allow resale of cellular service. The FCC requires a cellular carrier (and certain other wireless carriers) to permit unrestricted resale of its service (including to other FCC-licensed wireless carriers). This rule contains a sunset provision that provides that the rule will lapse five years following the FCC's grant of the last group of initial broadband PCS licenses.

Pursuant to an earlier amendment of the Communications Act of 1934, as amended, Congress preempted state or local regulation of entry into, or rates charged by, any CMRS or private mobile service carrier. States were allowed to petition the FCC for authorization to continue their authority to regulate rates and entry by August 1994. While eight states sought such authority, the FCC denied all such requests.

Service Marks

CELLULARONE(R) is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE(R) service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group (the "Licensor"). Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Licensor. The licensing agreements, which the Company has entered into, are for original five-year terms expiring on various dates. These agreements may be renewed at the Company's option for three additional five-year terms.

Employees and Agents

Currently, the Company has approximately 800 employees. In addition, the Company has agreements with independent sales agents, including car dealerships, electronics stores, paging services companies and independent contractors. None of the Company's employees are represented by a labor organization, and the Company's management considers its employee relations to be good.

Overview of Cellular Telephone Industry

The cellular telephone industry is a regulated duopoly. The FCC has designated 734 distinct markets in the country, 306 MSAs and 428 RSAs. Since it became operational in 1983, the cellular telephone industry has experienced significant growth. For the year ended December 31, 1996, the cellular industry reported total revenues of $23.6 billion, versus $19.1 and $14.0 billion for the years ended 1995 and 1994, respectively. The "Dick Tracy" Wireless Communications Industry Report, published by Donaldson, Lufkin & Jenrette, predicts continued rapid growth for the cellular industry and forecasts in their fall 1997 issue that the penetration rate of cellular telephones will be 58.0% of U.S. Pops at year-end 2006.

The following table sets forth information published by the Cellular Telecommunication Industry Association ("CTIA") with respect to the number of subscribers served by cellular, PCS and ESMR telephone systems in the United States and the combined penetration rate of such operators as of the dates indicated:

                                                 As of December 31
                                     1996     1995     1994     1993     1992
                                   --------------------------------------------

  Subscribers (in thousands)         44,706   33,786   24,134   16,009   11,033
  Ending penetration (1)               16.9%    12.8%     9.1%     6.1%     4.1%

(1) Determined by dividing the aggregate number of subscribers by estimated population as determined by Donnelly's 1996 United States population estimates. Rates reflect combined penetration of both wireline and non-wireline cellular operators.

Cellular telephone technology is based upon the division of a given market area into a number of smaller geographic areas or "cells." Each cell has "base stations" or "cell sites," which are physical locations equipped with transmitter receivers and other equipment that communicate by radio signal with cellular telephones located within range of the cell. Cells generally have a high quality operating range of one to ten miles. Each cell site transmits to a mobile telephone switching office ("MTSO") which, in turn, transmits to the local landline telephone network. As cellular telephone systems are fully interconnected with the landline telephone network and long-distance networks, subscribers can receive and originate both local and long-distance calls from their cellular telephones on a worldwide basis.

When a cellular subscriber in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO then completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex telephone service. The relatively short-range transmissions between cell sites and cellular telephones permit the two distinguishing features of cellular telephone systems: frequency re-use, enabling the simultaneous use of the same frequency in two or more adequately separated cells, and call hand-off, occurring when the MTSO routes a mobile user to an adjacent cell that can provide a higher quality signal without interrupting an ongoing call.

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

A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required, or by using directional antennae to divide a cell into discrete multiple sectors or coverage areas, thereby reducing the required distance between cells using the same frequency. Furthermore, areas within a system may be served by more than one cell through procedures which utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the re-use factor and the number of calls that can be handled in a given area. Although the Company has generally not experienced any material capacity constraints in its systems, the Company plans to implement a program of cell splitting to meet projected capacity demands for the next several years. System capacity can also be expanded through the implementation of digital cellular technology described below.

Call hand-off in a cellular telephone system is automatic and virtually unnoticeable to the user. The MTSO and base stations continuously monitor the signal strength of the call in progress. The signal strength of the transmission between the cellular telephone and the base station declines as the caller moves away from the base station in that cell. When the signal strength of a call declines to a predetermined threshold level, the MTSO automatically determines if the signal strength is greater in an adjacent cell and, if so, hands off the call to that cell. If the cellular telephone user leaves the service areas of the cellular telephone system, the call can often be handed off to an adjacent system through intersystem networking arrangements. The Company currently has several such networking arrangements and will continue to work towards establishing intersystem networking with all adjacent Systems.

Digital Cellular Technology

Some cellular operators have upgraded their cellular systems, especially in the more populated markets, to support both analog and digital technology. Over the next few years, it is expected that many other cellular systems will upgrade to support both analog and digital technology. These upgrades are being undertaken due in part to capacity constraints in many of the largest cellular markets, such as New York, Los Angeles and Chicago. As carriers reach limited capacity levels of analog only networks, certain calls may be unable to be completed, especially during peak hours. The industry-wide migration from analog to digital technology is expected to be a process that will take a number of years to complete.

The FCC has not mandated a single national digital standard (as it did with analog Advanced Mobile Phone System) and, as a result, three distinct technologies have evolved as standards and are being deployed nationally.

      1. CDMA-Code division multiple access is a spread-spectrum technology that is predominantly being used by Sprint and Bell Atlantic.

      2. GSM-Global system mobile is a digital standard that originated in Europe and is being deployed by several 1.9 GHz license holders such as Western Wireless and TDS Aerial Communications.

      3. TDMA-Time division multiple access is the standard adopted and certified by CTIA. It is the digital standard being deployed nationally by AT&T. TDMA is the most widely supported and enhanced digital standard utilized domestically today, with support from all of the large infrastructure providers, such as Nortel, Lucent and Ericsson. TDMA encodes three voice calls on a single 30 KHz channel effectively yielding a spectral-efficient, three fold increase in system capacity.

Digital technology increases system capacity while simultaneously providing an architecture that supports delivery of revenue enhancing features and services, commonly referred to as PCS (or simply Digital PCS). Digital PCS features include extended (60 + hours) battery life on hand-held model phones, improved call security, intelligent system selection/zone billing, alphanumeric paging, internet based electronic mail receipt, presentation of calling party identification, voice mail message waiting information and enhanced data/facsimile transmission. Management does not believe that its network will experience capacity constraints in the foreseeable future that would require converting its network from analog to digital technology. However the Company has concluded a successful TDMA digital trial in 1997 and is planning for a limited cost, broad scale TDMA digital infrastructure upgrade in 1998 so as to position the Company to offer the revenue enhancing digital PCS feature set to its subscribers.

Competition; New Technology

The Company currently competes with one other cellular licensee in each of its cellular markets. Many of these licensees are larger, and have greater financial resources, than the Company. In addition, the Company competes in many of its markets with providers of other CMRS such as PCS, SMR and paging. The Company also competes with local landline telephone companies for telephone usage by customers.

Although current policies of the FCC authorize only two cellular system licensees in each market, the Company expects that it will face competition from not only the other cellular licensee in each cellular market in which the Company operates, but also from PCS and other CMRS licensees. Competition for subscribers among CMRS providers is based principally upon the services and enhancements offered, the technical quality of the system, sound quality, reliability of connections, customer service, system coverage, capacity and price.

The FCC requires all cellular system operators to provide service to "resellers." A reseller provides cellular service to customers but does not hold an FCC cellular license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from a licensed carrier and resells service to the public through its own distribution methods. Thus, a reseller may be both a customer of a cellular licensee's services and, also, a competitor of that licensee. The Company does not know of any significant resellers currently operating in competition with the Company's Systems.

Cellular telephones have remained the technology of choice for mobile communications. Potential users of cellular systems may, however, find their communications needs satisfied by other current and developing technologies, particularly in the broadband personal communications services. PCS operators providing digital communication technology may compete with cellular service with regard to rates, enhanced privacy, and additional features such as electronic mail and built-in paging. One-way paging or beeper services that feature voice message and data display as well as tones, may be adequate for potential subscribers who do not need to speak to the caller. In the future, cellular service may also compete more directly with traditional landline telephone service providers.

There are six potential broadband PCS providers in each PCS service area. Licensing areas for broadband PCS are divided into 51 Major Trading Areas ("MTAs") and 493 smaller Basic Trading Areas ("BTAs") based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide. Three licensees per market hold 30 MHz of PCS spectrum, two licensed for each MTA and one licensed for each BTA. The BTA licenses were awarded to small business and rural telephone entities qualifying for participation in an "Entrepreneurs' Block." The 30 MHz frequency blocks permit licensees to offer a broad range of two-way voice, data and related communications services employing digital micro-cellular technology. Three 10 MHz frequency blocks were licensed in each BTA, with one per BTA licensed to an Entrepreneurs' Block entity. It is anticipated that the 10 MHz licensees will provide niche services or will be purchased by existing CMRS, including cellular operators for added spectrum. The FCC's PCS rules, among other things, limit a cellular licensee until the year 2000 to two 10 MHz PCS licenses in areas in which it also provides cellular services to 10 percent or more of the population. Thus, given the 25 MHz of spectrum afforded cellular carriers under the cellular rules, cellular carriers are subject to a 45 MHz spectrum cap for their combined cellular and PCS spectrum in areas where they offer both services. After January 1, 2000, cellular licensees will be permitted to acquire an additional five MHz for a total of 15 MHz of PCS spectrum in their cellular service areas.

The FCC has also adopted rules for narrowband PCS services in the 900 MHz frequency band and awarded national and regional licenses by auction. Narrowband PCS services typically are advanced paging and messaging services. In addition, the FCC allocated 30 MHz to unlicensed PCS, which will consist of new cordless telephones, local area networks in offices and other kinds of short-range communications. Unlicensed PCS operations are restricted to very low power.

SMR and other land mobile radio systems, such as those historically used by taxicabs, tow truck services, and other communications services that have the technical capability to handle mobile telephone calls (including interconnection to the landline telephone network), may provide competition to cellular and PCS services in certain markets. Beginning in February 1991, the FCC granted waivers of certain of its SMR rules to permit several large operators of SMR systems to construct and operate Enhanced Specialized Mobile Radio ("ESMR") systems. These waivers allow SMR operators to use digital technology to provide a wide-area mobile communications service that substantially increases the number of customers that can be served. The ESMR system incorporates characteristics of cellular technology, including multiple low power transmitters and interconnection with the landline telephone network. ESMR service may compete with cellular service by providing digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. The FCC has and will be auctioning SMR licenses in the 800 and 900 MHz frequency bands for the provision of wide area SMR licensing. The new licenses were designed to promote wide-area systems that would make SMR more competitive with other wireless services, including cellular.

Continuing technological advances in the telecommunications industry make it impossible to predict the extent of future competition. A consortium of telecommunications providers known as American Mobile Satellite Corporation has been licensed by the FCC to provide mobile satellite service. In addition, the FCC has issued licenses for low-orbit satellite systems that would provide voice and data mobile communications to subscribers throughout the world. Other proposals for additional mobile satellite service and spectrum are pending before the FCC. The FCC and international and foreign regulatory authorities are considering additional aspects of mobile satellite systems and services. The International

Maritime Satellite Organization ("Inmarsat") has been planning for several years an "Inmarsat-P" international global satellite telephone and data service that is expected to commence service in 1999 or 2000.

Mobile satellite systems could augment or replace communications within land based cellular systems. Similar technological advances may make available alternatives to cellular service, creating additional sources of competition.

In addition, the FCC has auctioned off 25 MHz of spectrum for unspecified fixed and mobile services, collectively known as the General Wireless Communications Service ("WCS"). The FCC defined WCS as any fixed or mobile service except broadcasting, radiolocation, and satellite service. Among the services the FCC anticipates the WCS may be used for are voice, video and data transmission, private microwave, broadcast auxiliary, and ground-to-air voice and data. The FCC has scheduled for February 1998 an auction for Local Multipoint Distribution Service ("LMDS") frequencies in the 28 and 31 GHz frequency bands for which the FCC will permit flexible use. It is anticipated that LMDS licenses will be used to provide video and data transmission and Internet access, although voice use is also permitted. Frequencies in the 38 GHz band have also been licensed for similar uses.

As a result of the above, the Company's cellular operations may face increased competition from entities providing other communication technologies and services. The Company cannot predict the success of such competing technologies or their operational abilities. While some of these technologies are currently operational, others are operational on only a limited basis or are not yet operational. Broadband PCS operators will compete directly with the Company and may have access to substantial capital resources, although such resources have generally not been available to Entrepreneurs' Block licensees. There can be no assurance that the Company will be able to provide or that it will choose to pursue, depending on the economics thereof, such services and features in addition to those already provided. The Company believes that traditional tested cellular service is economically proven. While the Company believes that competition from other technologies will increase over both the short and long terms, it also believes that the development of cellular technology and expansion of the Company's cellular clusters is its best strategy. Nonetheless, there can be no assurance that one or more of the technologies currently used by the Company will not become obsolete sometime in the future.

Regulations

Regulation and Licensing of Cellular Telephone Systems

The FCC regulates the construction, operation and acquisition of cellular systems in the United States pursuant to the Communications Act. FCC regulations specify that two cellular radio licenses are available for any given area within each of the 734 FCC designated markets in the United States (306 MSAs and 428
RSAs). Frequency block "B" was initially awarded to incumbent landline local exchange carriers (the "Wireline" license) and frequency block "A" was initially awarded to nonincumbents (the "Non-Wireline" license). Apart from the different frequency blocks, there is no technical difference between Wireline and Non-Wireline cellular systems and the operational requirements imposed on Wireline and Non-Wireline licensees are the same. The regulatory distinction between Wireline and Non-Wireline systems only concerns an applicant's eligibility to apply for an initial authorization. After initial authorization, a Non-Wireline company may purchase interests in a Wireline system, subject to restrictions on common ownership of Wireline and Non-Wireline systems in the same market and to any necessary prior approval of the FCC. Likewise, a company affiliated with a landline telephone service provider may purchase an interest in a Non-Wireline system, subject to the same restrictions on common ownership and prior FCC approval where necessary.

FCC licensing of all MSA markets and the FCC's initial lotteries of all of the RSA markets have been completed. Additional lotteries are to be held for several RSA markets in which the initially selected applicant has been disqualified.

For Systems below the top 90 MSA markets (including all RSA markets), the issuance of a construction permit initiates an 18-month period during which the permittee must construct at least one cell and begin providing service via those facilities. A permittee that does not complete initial construction within 18 months is subject to having its permit canceled. A small number of RSA permittees forfeited their permits on this ground.

Following notice of completion of construction, a cellular operator obtains an initial license. Cellular licenses are issued generally for a 10-year term beginning on the date of the grant of the Initial Operating Authority and are renewable upon application to the FCC for periods of up to 10 years. The FCC may revoke a license prior to the end of its term in extraordinary circumstances (such as when serious violations of FCC rules have occurred).

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

Near the conclusion of the license term (the years 1997 to 2007, in the case of the Company's current licenses), licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for the authorization. In the event that qualified competitors file applications for a licensee's market, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.

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

In July 1994, the FCC issued a notice proposing to require that all cellular carriers provide interexchange carriers with equal access. Currently, only AT&T's cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all CMRS providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC tentatively concluded that it would be premature to adopt such a requirement.

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

Other Restrictions

The Communications Act currently limits the interest of foreign governments and non-U.S. corporations and citizens in radio licensees, which include cellular licensees. This limitation will be relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty and FCC actions, implementing the treaty. The cellular industry is also subject to other rules and policies of the FCC and state commissions.

Certain Terms

Interests in cellular markets that are licensed by the Federal Communications Commission (the "FCC") are commonly measured on the basis of the population of the market served, with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used in this Form 10-K, unless otherwise indicated, the term "Pops" means the estimate of the 1996 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA"), as derived from the 1996 Donnelley Market Information Service population estimates. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

Item 2. Properties

The Company maintains its corporate headquarters in White Plains, N.Y. The Company leases this space which is approximately 12,000 square feet. In addition to its corporate headquarters, the Company's cellular operations lease sales and administrative offices and lease and own locations for cell site and switching equipment. The Company reviews these leases from time to time and may, in the future, lease or acquire new facilities as needed. PriCellular does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

Item 3. Legal Proceedings

The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate are material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     Part II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

The Company's Class A Common Stock is listed on the American Stock Exchange under the symbol "PC." The Company's Class A Common Stock is also traded on the Chicago Stock Exchange under the symbol "PC.M" and on the Pacific Stock Exchange under the symbol "PC.P." The table below sets forth, for the periods indicated, the high and low sale prices of the Company's Class A Common Stock as reported on the American Stock Exchange Composite Tape.

                 Period                                   High        Low
--------------------------------------------------------------------------------

1996:
  First Quarter                                          $10.70      $ 7.20
  Second Quarter                                          11.60        9.40
  Third Quarter                                           11.90        7.40
  Fourth Quarter                                          12.75       10.63

1997:
  First Quarter                                          $11.38      $ 8.00
  Second Quarter                                           9.25        7.31
  Third Quarter                                           10.25        7.50
  Fourth Quarter                                          12.13        9.13

1998:
  First Quarter through March 18, 1998                   $13.63      $10.25

The above prices were adjusted for the 5 for 4 stock splits in October 1996 and March 1996.

A recent last sales price for the shares of Class A Common Stock as reported on the American Stock Exchange Composite Tape was $13.00 on March 18, 1998. On March 18, 1998 the Company estimates there were approximately 4,000 holders of Class A Common Stock of which 143 were of record.

There is no established public trading market for the Company's Class B Common Stock. On March 6, 1998, there were 16 holders of Class B Common Stock of record.

The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business and the servicing and repayment of indebtedness and, therefore, does not anticipate paying cash dividends on its Common Stock. The Company has not paid cash dividends since inception.

Item 6. Selected Financial Data.

The Company acquired all of its existing Systems (excluding minority interests) between April 1994 and January 1998. Many of the Systems at the time of acquisition were relatively dormant or running at a minimum level of operating efficiency. Accordingly, the following historical financial data is not necessarily indicative of future results of operations. The selected financial data set forth below for the Company for the years ended December 31, 1997, 1996 and 1995 and as of December 31, 1997 and 1996, is derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company for the years ended December 31, 1994 and 1993 and as of December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             Years ended December 31
                                            1997        1996        1995        1994      1993 (3)
                                         ---------------------------------------------------------
                                                         (In thousands, except share data)
Statement of Operations Data:
   Operating revenues                    $ 181,000   $ 112,616   $  41,504   $   5,209   $   3,809
   Cost of cellular service                 48,691      29,571      10,694       1,892         835
   Cost of equipment sold                   12,841      10,073       4,951         814         255
                                         ---------------------------------------------------------
   Gross margin                            119,468      72,972      25,859       2,503       2,719
   Selling, general and administrative      53,485      34,502      16,512       6,005       1,659
   Depreciation and amortization            28,759      19,537      10,337       2,720       1,695
                                         ---------------------------------------------------------
   Operating income (loss)                  37,224      18,933        (990)     (6,222)       (635)
   Gain (loss) on sale of investments
     in cellular operations                  8,423      (1,401)     11,598       6,819      11,986
   Interest expense, net                   (62,528)    (42,201)    (18,839)     (1,940)       (271)
   Other income (expense), net               3,250       1,626         520         (97)       (439)
                                         ---------------------------------------------------------
   Income (loss) before provision for
     income taxes and extraordinary
     item                                  (13,631)    (23,043)     (7,711)     (1,440)     10,641
   Provision for income taxes                                                                 (172)
   Gain on early extinguishment
     of debt, net of tax                                                                       147
                                         ---------------------------------------------------------
Net income (loss)                        $ (13,631)  $ (23,043)  $  (7,711)  $  (1,440)  $  10,616
                                         =========================================================
Net income (loss) after adjustment
   for accrued preferred stock
   dividends                             $ (20,171)  $ (29,221)  $  (7,711)  $  (1,440)  $  10,616
                                         =========================================================
Net income (loss) per common share (1)   $   (0.55)  $   (0.76)  $   (0.24)  $   (0.06)  $    1.05
                                         =========================================================
Net income (loss) per common
   share-assuming dilution (1)           $   (0.55)  $   (0.76)  $   (0.24)  $   (0.06)  $     .45
                                         =========================================================
Weighted average shares outstanding (2)     36,751      38,493      32,214      23,023      12,695
                                         =========================================================
Adjusted weighted average shares for
   assumed conversions (2)                  36,751      38,493      32,214      23,023      23,725
                                         =========================================================

                                              As of December 31
                                1997      1996      1995      1994      1993
                              -------------------------------------------------
                                               (In thousands)
Balance Sheet Data:
   Working capital (deficit)  $ 44,518  $ 89,749  $116,415  $ 26,488  $   (139)
   Net fixed assets            104,854    73,327    52,041    26,144       389
   Total assets                747,656   735,816   544,766   215,744     6,755
   Long-term debt              568,323   524,517   315,216   113,683     4,000
   Total liabilities           613,476   555,897   339,038   137,508     4,680
Stockholders' equity           134,180   179,919   205,728    78,236     2,075

(1)--The earnings (loss) per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

(2)--Weighted average shares outstanding for the year ended December 31, 1993 were computed based upon the number of shares of common stock outstanding immediately prior to the closing of the Initial Public Offering. Adjusted weighted average shares and assumed conversions for the year ended December 31, 1993 were computed based upon the number of shares of common stock outstanding immediately prior to the closing of the Initial Public Offering (i) after giving effect to the conversion of Series A and B Convertible Preferred Stock and the exercise of all options and warrants outstanding (applying the treasury stock method) as if such shares were outstanding on January 1, 1993 and (ii) after giving retroactive effect for the October 1996, March 1996 and August 1995 5-for-4 Class A and Class B Common Stock Splits. Weighted average shares outstanding for the year ended December 31, 1994 were computed by using the pro forma shares outstanding as calculated above plus the weighted average shares outstanding in connection with the Initial Public Offering after giving effect for the October 1996, March 1996 and August 1995 5-for-4 Class A and Class B Common Stock splits. Weighted average shares outstanding for the years ended December 31, 1996 and 1995 were computed using the weighted average shares outstanding during the period after giving effect for the October 1996, March 1996 and August 1995 5-for-4 Class A and Class B Common Stock splits.

(3)--For 1993 basic earnings before extraordinary item per common share and net income before extraordinary item per common share, assuming dilutions, were $1.04 and $0.44, respectively. The extraordinary item on a per share basis would have been $0.01 for both basic earnings and net income per common share assuming dilution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The results for the current year reflect the continued strong growth of the Company's fiscal operations and subscriber additions. The Company continued its policy of strategic acquisitions through the purchase in January 1997 of the Kentucky Cluster with its 785,000 Pops and the WI-4 RSA with its 119,000 Pops and in May 1997 with the acquisition of the WI-5 RSA with its 85,000 Pops. In addition, the Company sold its stand-alone systems serving the Florence, AL MSA and the AL-1B RSA with their combined 199,000 Pops. In January 1998, the Company completed the acquisition of the TN-4 RSA which contains 264,000 Pops giving the Company a total of 5.1 million Net Pops. The Company ended the year with 250,441 subscribers which represents an increase of over 100,000 subscribers from the end of 1996. Approximately 86,000 of the increase resulted from internal growth. The Company achieved a penetration rate of 5.2% at the end of 1997 compared to 3.8% at the end of 1996 which equates to an increase of 37.0%.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $69.2 million compared to $40.1 million for 1996 or an increase of 72.6%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company in fact expects to report losses for accounting purposes for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

Comparison of operating results may not be meaningful because of significant acquisitions. However, a comparison can be made of those markets that were owned by the Company throughout the 12 months of 1997 and 1996. The markets included account for approximately 59% of the 1997 Net Pops and 63% of the 1996 Net Pops. The following represents certain operating results (000's omitted except for subscriber additions) for these markets:

                                                   Year ended
                                                   December 31
                                             1997              1996
                                           --------------------------

          Total revenue                    $99,476           $74,202
          Operating income                  21,712            11,679
          EBITDA                            39,010            26,022
          Net subscriber additions          56,477            48,582
          Penetration                         5.71%             3.75%

The above data reflects a 34.1% growth in revenue, an 85.9% growth in operating income, a 49.9% growth in EBITDA, a 16.3% growth in subscriber additions and an increase in penetration of 52.3%. These statistics demonstrate the Company's ability to generate significant internal growth from operations aside from acquisitions. There can be no assurance, however, that the Company will be able to maintain these growth rates for these systems or achieve similar rates of growth for its other systems.

Historical Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Operating revenue increased from $112.6 million in 1996 (consisting of $105.2 of cellular service, $3.4 of equipment sales and $4.0 of other) to $181.0 million in 1997 (consisting of $168.4 million of cellular service, $5.4 million of equipment sales and $7.2 million of other). The primary reason for the increase in cellular service revenue and equipment sales is the addition of the Kentucky cluster, the WI-4 RSA and the WI-5 RSA in 1997 and the fact that Poughkeepsie, NY-6, and WV-3 markets were acquired over the course of 1996 and therefore generated a full year of revenue in 1997 but were included for only part of the year in 1996.

Total costs and expenses increased from $93.7 million in 1996 (consisting of $29.6 million for cellular service, $10.1 million for cost of equipment sold, $34.5 million for selling, general and administrative and $19.5 million for depreciation and amortization) to $143.8 million in 1997 (consisting of $48.7 million for cellular service, $12.8 million for cost of equipment sold, $53.5 million for selling, general and administrative and $28.8 for depreciation and amortization). The increases are principally a result of the markets added in 1996 and 1997 as stated above.

The increase in interest expense from $47.1 million in 1996 to $67.4 million in 1997 is a result of a full year's worth of interest on the $170.0 million 10 3/4% notes issued in November 1996 compared to only one and one-half months in 1996.

The gain on sale of investments in cellular operations resulted from the sale in January 1997 of the Florence AL MSA and AL-1B RSA ("Florence License"). In 1996, the net loss resulted from the sale of the AL-4 RSA ($1.6 million loss), the sale of the MI-2 RSA ($1.6 million loss) offset by the sale of minority Pops ($1.8 million gain).

Other income increased to $3.3 million in 1997 from $1.6 million in 1996 principally due to the amortization of the covenant not to compete associated with the sale of the Florence License in January 1997.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Operating revenues increased from $41.5 million in 1995 (consisting of cellular revenues of $38.8 million, equipment sales of $1.7 million and other revenues of $1.0 million) to $112.6 million in 1996 (consisting of cellular revenues of $105.2 million, equipment sales of $3.4 million and other revenues of $4.0 million). The significant increase in cellular revenues and equipment sales resulted from properties added in 1996 which were not present in 1995 including the addition of the New York Cluster significant additions to the Mid-Atlantic Cluster and Upper Midwest Cluster in the latter half of 1995 for which a full year of revenue was earned in 1996. The increase in other revenue from $1.0 million in 1995 to $4.0 million in 1996 is principally a function of the inclusion of the guaranteed preferential distributions from the Joint Venture agreement with SBC Corporation for a full year in 1996 ($3.4 million) compared to only one month in 1995 ($275,000) partially offset by the income recorded in 1995 from the management of the AL-4 RSA ($755,000) which is not present in 1996.

Total costs and expenses rose from $42.5 million for 1995 to $93.7 million for 1996. The increase is principally a result of the factors stated above: new markets in 1996 for which no expenses were incurred in 1995 and the addition in 1995 toward the latter part of the year of a significant number of markets which therefore have a full year of expenses for 1996 but less than six months of expenses for 1995.

The result of these factors is an increase in the cost of cellular service to $29.6 million in 1996 from $10.7 million in 1995, an increase to $10.1 million in 1996 for the cost of equipment sold from $5.0 million in 1995 and an increase in selling, general and administrative expenses to $34.5 million in 1996 from $16.5 million in 1995. The Company's aggressive marketing and sales promotion efforts are geared towards increasing subscribers. The addition of retail locations combined with the increase in the number of markets also contributed to this increase.

Depreciation and amortization increased to $19.5 million in 1996 from $10.3 million in 1995 because of the additional equipment and cellular licenses associated with the acquisition of new markets in 1996 and a full year's depreciation and amortization in 1996 for markets acquired during 1995.

The loss on sale of investments in cellular operations in 1996 of $1.4 million is a result of the loss from the sale of the AL-4 RSA of $1.6 million and the MI-2 RSA of $1.6 million partially offset by the gain on the sale of minority Pops of $1.8 million. The gain in 1995 of $11.6 million is due to the disposition of the Company's interest in the nonwireline system serving the Abilene, TX MSA.

The increase in interest expense from $23.0 million in 1995 to $47.1 million in 1996 is a function of a full year of interest for the current year on the 12-1/4% Senior Subordinated Discount Notes issued in September 1995 compared with only three months in the prior year, combined with additional interest related to the issuance of the 10-3/4% Poughkeepsie Note in the amount of $19.0 million for approximately six and one-half months and the interest for one and one-half months on the 10-3/4% Senior Notes, face amount of $170.0 million issued in November 1996.

Other income for 1996 includes $625,000 related to the two year covenant not to compete from the sale of the AL-4 RSA in July 1996, $1.0 million for the covenant not to compete from the Lubbock/Minnesota exchange in July 1995 for which one-half year or $500,000 is included for 1995.

The increase in interest income from $4.1 million in 1995 to $4.9 million in 1996 is a result of the increased cash flow for 1996 combined with the cash on hand resulting from the proceeds of the $170.0 million 10-3/4% Senior Notes received in November 1996.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and more recently internally generated cash flows. As of December 31, 1997, the Company had $61.4 million of cash and cash equivalents and $44.5 million of working capital. In addition, the Company had $13.0 million segregated on the Balance Sheet at December 31, 1997 as cash committed for the acquisition of the TN-4 RSA.

During 1997, the $49.0 million of cash provided by operations was the Company's principal source of cash. In addition $22.4 million was generated from the sale of the Florence License and $7.3 million was provided by the return of monies placed in escrow as well as the return of a deposit. The Company's principal uses of cash in 1997 were $53.9 million for the purchase and retirement of 2.2 million shares of the Company's Class A common stock and 4.0 million shares of the Company's Class B common stock, the purchase of cellular equipment in the amount of $25.7 million and $39.0 million for the acquisition of cellular operations (including $13.0 million committed for an acquisition in 1998). In January 1998, a wholly owned subsidiary of the Company entered into a $60.0 million credit agreement with Morgan Guaranty Trust Company of New York due December 31, 2005. The proceeds were used to acquire substantially all of the assets of the TN-4 RSA. Repayment of the loan will commence with the quarter ending June 30, 2001. Interest is payable quarterly at the LIBOR rate plus a premium ranging from 1.50% to 2.25% based on the ratio of total debt (as defined) to annualized cash flow (as defined) for the most recent fiscal quarter.

Cash interest in 1997 amounted to $18.3 million and is deducted in arriving at the $49.0 million of net cash provided by operations on the Statement of Cash Flows. Beginning in 1998, the Company has two instruments requiring cash interest payments; the first is the 14.0%, $165.0 million face Senior Subordinated Discount Notes due 2001 issued by the Company's wholly owned subsidiary, PriCellular Wireless Corporation ("Wireless"), requiring $23.1 million of cash interest payments. The second issue requiring cash interest is the 10 3/4%, $170.0 million Notes requiring $18.3 million of cash interest payments in 1998. Wireless' 12 1/4% Senior Subordinated Discount Notes due 2003 and the Company's 10 3/4% Senior Subordinated Convertible Discount Notes due 2004 were each issued with an original issue discount and do not pay cash interest until April 1999 and February 2001, respectively.

During 1996, the Company's principal sources of cash were (i) the issuance by Wireless of $170.0 million aggregate principal amount 10 3/4% Senior Notes due 2004, (ii) an aggregate of $36.8 million of proceeds from the disposition of certain non-strategic Systems (the Systems serving the AL-4 RSA and the MI-2 RSA and certain minority pops) and (iii) $39.4 million of cash provided by operating activities. The Company's principal uses of cash in 1996 were (i) $111.0 million to finance acquisitions (the acquisitions of the Systems serving the PA-9 RSA, NY-6 RSA, Poughkeepsie, NY MSA, WV-3 RSA, and WI-2 RSA) and (ii) $29.5 million of capital expenditures related to the build-out and improvement of its Systems. In connection with the acquisition of the Poughkeepsie, NY MSA, a subsidiary of the Company issued a $19.0 million aggregate principal amount three-year note bearing interest at the prime rate (the "Poughkeepsie Note"). The Poughkeepsie Note was repaid in November 1996.

As was previously mentioned, the cellular telephone industry requires significant expenditures for capital additions. Certain of the Company's new acquisitions will require substantial expenditures as the Company seeks to better develop subscriber coverage and in general enhance the market's performance as has been the Company's operating strategy. The Company continues to expand its marketing efforts which include, but are not limited to, the increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

The Company has reviewed the possible effect of the Year 2000 on the operating software currently in use including the software that is an integral part of the switches and the related billing information. It does not believe that any significant financial requirement is currently required to make any modifications that may become necessary. The Company has obtained assurances from its third party billing provider and its principal source of cellular equipment that they have addressed the potential problems of the Year 2000.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will continue to be available.

Forward Looking Statements

The Company has made in this report, and from time to time may otherwise make, statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the Company's operations and financial performance. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Some of these factors may include (i) the Company's limited operating history and history of net losses, (ii) the Company's high degree of leverage and the requirement for significant and sustained growth in the Company's cash flow to meet its debt service requirements, (iii) the status of any pending potential acquisitions or dispositions of Systems and the risk that new Systems and Systems recently acquired may not perform as expected, (iv) competition from the other cellular operator in the Company's Clusters or from other technologies, (v) dependence on corporate management, (vi) reliance on the CELLULARONE(R) trademark, (vii) potential for adverse regulatory change and the need for renewal of cellular licenses, (viii) fluctuations in market value of licenses, (ix) equipment failure or natural disaster and (x) concerns about radio frequency emissions.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                              Three months ended
                               March 31     June 30   September 30  December 31
                               ------------------------------------------------
                                     (In thousands, except per share data)
      1997
      Operating revenues (1)   $ 35,566    $ 43,172     $ 52,498     $ 49,764
      Operating income (1)        5,823       8,624       14,618        8,159
      Net income (loss) (1)         390      (5,405)        (997)      (7,619)
      Basic and diluted
        earnings (loss)
        per common share (2)   $   (.03)   $   (.18)    $   (.07)    $   (.27)

      1996
      Operating revenues       $ 21,262    $ 27,106     $ 32,847     $ 31,401
      Operating income            2,005       5,192        8,157        3,579
      Net income (loss)          (6,948)     (5,354)        (941)      (9,800)
      Basic and diluted
        earnings (loss)
        per common share (2)   $   (.22)   $   (.18)    $   (.07)    $   (.29)

(1)--The quarterly results of operations for 1997 include the acquisitions in January of the Kentucky Cluster and the WI-4 RSA.

(2)--In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to Statement 128 requirements. In computing dilutive earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995, no effect has been given to options outstanding under the Company's 1994 Stock Option Plan, outstanding warrants to purchase Class B Common Stock, the 12-3/4% Senior Convertible Discount Notes or the Cumulative Convertible Preferred Stock, since the exercise of any of these items would have an antidilutive effect on net loss per share.


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

      3.    Exhibits:

                                      Exhibit Index

            2.1 Contribution Agreement by and among Texas/Illinois Cellular Limited Partnership, a Delaware limited partnership, Southwestern Bell Mobile Systems, Inc., a Delaware and Virginia corporation, the Company, Cellular Information Systems of Laredo, Inc., a Texas corporation, dated as of April 10, 1995 (certain schedules have been omitted but will be furnished supplementally to the Commission upon request)
                  (1)

            2.2 Asset Acquisition Agreement dated as of October 15, 1996 among the Company, Cellular Information Systems of Florence, Inc. and Horizon Cellular Telephone Company of Central Kentucky, L.P. (2)

            3.1 Amended and Restated Certificate of Incorporation of the Company (3)

            3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated April 25, 1994 (3)

            3.3 Certificate of Correction of the Amended and Restated Certificate of Incorporation dated August 9, 1994 (3)

            3.4 Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated October 25, 1994 (3)

            3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated November 16, 1994 (3)

            3.6 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 22, 1994 (3)

            3.7 Certificate of Designation of Series A Cumulative Convertible Preferred Stock (4)

            3.8   By-Laws of the Company (3)

            3.9   Amendment to By-Laws of the Company (3)

            3.10  Second Amendment to By-Laws of the Company (4)

            4.1 Indenture to 14% Senior Subordinated Discount Notes due 2001 among the Company, PriCellular Wireless Corporation and Bank of Montreal Trust Company, as Trustee (including form of Note)
                  (3)

            4.2 Indenture of 12 1/4% Senior Subordinated Notes due 2003 among the Company, PriCellular Wireless Corporation and Bank of Montreal Trust Company, Trustee (including form of Note) (5)

            4.3 Indenture to 10 3/4% Senior Subordinated Convertible Discount Notes due 2004 between the Company and Bank of Montreal Trust Company, as Trustee (including form of Note) (5)

            4.4 Indenture to 10 3/4% Senior Notes due 2004 between PriCellular Wireless Corporation and Bank of Montreal Trust Company, as Trustee (including form of Note) (6)

            10.1  1994 Stock Option Plan (3)

            10.2 Stockholders' Agreement, dated as of April 28, 1994 by and between the Company and McCaw (3)

            10.3 Amended and Restated Registration Rights Agreement, dated as of December 28, 1995, by and among the Company and the parties named therein (4)

            10.4 Voting Agreement, dated as of December 28, 1995, by and among the Company and the parties named therein (4)

            10.5 Operating Agreement, dated as of April 28, 1994, by and between the Company and McCaw (3)

            10.6 Contribution Agreement by and among Texas/Illinois Cellular Limited Partnership, a Delaware limited partnership, Southwestern Bell Mobile Systems, Inc., a Delaware and Virginia corporation, the Company, Cellular Information Systems of Laredo, Inc., a Texas corporation, dated as of April 10, 1995 (certain schedules have been omitted but will be furnished supplementally to the Commission upon request) (see Exhibit 2.2)

            10.7 Asset Acquisition Agreement dated as of October 15, 1996 among the Company, Cellular Information Systems of Florence, Inc. and Horizon Cellular Telephone Company of Central Kentucky, L.P. (see Exhibit 2.2)

            10.8 Warrant Agreement between the Company and Price Communications Corporation (2)

            10.9 Employment Agreement, dated as of December 28, 1995, by and between the Company and Robert Price (4)

            21.1  Subsidiaries of the Registrant

            23.1  Consent of Ernst & Young LLP

            27.1  Financial Data Schedule (included in electronic version only)

----------
(1) Incorporated herein by reference to PriCellular Wireless Corporation's Registration Statement on Form S-1, No. 33-95834.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-85678.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98156.

(6) Incorporated herein by reference to PriCellular Wireless Corporation's Registration Statement on Form S-4, No. 333-17067.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 23rd day of March 1998.

                                          PriCellular Corporation


                                          By       /s/Steven Price
                                            -------------------------------
                                                     Steven Price
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                          Date
-------------------------------------------------------------------------------


/s/ Steven Price
-------------------------
Steven Price               Director and President (Principal    March 23, 1998
                             Executive Officer)


/s/ Stuart B. Rosenstein
-------------------------
Stuart B. Rosenstein       Executive Vice President, Chief      March 23, 1998
                             Financial Officer and
                             Treasurer (Principal
                             Financial and Accounting
                             Officer)


/s/ Kim I. Pressman
-------------------------
Kim I. Pressman            Director, Executive Vice             March 23, 1998
                             President and Secretary
                             Corporate Development


/s/ Scott Anderson
-------------------------
Scott Anderson             Director                             March 23, 1998


/s/ Brion B. Applegate
-------------------------
Brion B. Applegate         Director                             March 23, 1998


/s/ Robert Price
-------------------------
Robert Price               Director                             March 23, 1998


/s/ Scott Sperling
-------------------------
Scott Sperling             Director                             March 23, 1998

                        Form 10-K--Item 14(a)(1) and (2)

                    PriCellular Corporation and Subsidiaries

                   Index to Consolidated Financial Statements


The following consolidated financial statements of PriCellular Corporation and subsidiaries are included in Item 8:

  Report of Independent Auditors........................................... F-2
  Consolidated Balance Sheets--December 31, 1997 and 1996.................. F-3
  Consolidated Statements of Operations--Years Ended
   December 31, 1997, 1996 and 1995........................................ F-4
  Consolidated Statements of Stockholders' Equity--Years Ended
   December 31, 1997, 1996 and 1995........................................ F-5
  Consolidated Statements of Cash Flows--Years Ended
   December 31, 1997, 1996 and 1995........................................ F-6
  Notes to Consolidated Financial Statements............................... F-8



The following consolidated financial statement schedules of PriCellular Corporation are included in Item 14(a):

  Schedule I--Condensed Financial Information of Registrant................F-26
  Schedule II--Valuation and Qualifying Accounts...........................F-30

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
PriCellular Corporation

We have audited the consolidated balance sheets of PriCellular Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriCellular Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                               ERNST & YOUNG LLP


New York, New York
January 22, 1998, except for the third
  paragraph of Note 13 as to which
  the date is March 10, 1998

                    PriCellular Corporation and Subsidiaries

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                                                                                           December 31
                                                                                        1997        1996
                                                                                     ---------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $  61,357   $ 100,364
   Accounts receivable (less allowance of $1,686 in 1997 and $1,767 in 1996)            19,465      13,429
   Inventory                                                                             2,232       2,096
   Other current assets                                                                  1,797       3,484
                                                                                     ---------------------
Total current assets                                                                    84,851     119,373
Fixed assets--at cost:
   Cellular facilities and equipment                                                   123,935      71,813
   Furniture and equipment                                                              10,221       5,142
   Deposits on cellular equipment                                                           --      10,100
                                                                                     ---------------------
                                                                                       134,156      87,055
   Less accumulated depreciation                                                       (29,302)    (13,728)
                                                                                     ---------------------
Net fixed assets                                                                       104,854      73,327

Investment in cellular operations                                                       37,017      39,641
Cellular licenses (less accumulated amortization of $23,119 in 1997 and
   $10,415 in 1996)                                                                    493,315     377,808
Cellular license held for sale                                                              --      13,721
Deferred financing costs (less accumulated amortization of $5,191 in 1997 and
   $2,761 in 1996)                                                                      13,352      15,266
Cash committed for the acquisition of cellular operations                               13,000      91,400
Other assets                                                                             1,267       5,280
                                                                                     ---------------------
Total assets                                                                         $ 747,656   $ 735,816
                                                                                     =====================
Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                             $  33,966   $  22,317
   Deferred revenue                                                                      4,242       2,531
   Other current liabilities                                                             2,125       4,776
                                                                                     ---------------------
Total current liabilities                                                               40,333      29,624
Long-term debt                                                                         568,323     524,517
Deferred taxes                                                                           3,797          --
Other long-term liabilities                                                              1,023       1,756

Commitments and contingent liabilities

Stockholders' equity:
   Preferred Stock, $0.01 par:
     Series A, cumulative convertible: authorized 10,000,000 shares; issued and
       outstanding 96,000 shares                                                             1           1
   Common Stock, $0.01 par:
     Class A: Authorized 100,000,000 shares; issued and outstanding
       21,824,566 shares (1997) and 18,902,101 shares (1996)                               218         189
     Class B: Authorized 50,000,000 shares (1997) and 20,000,000 shares (1996);
       issued and outstanding 13,134,275 shares (1997) and 19,510,736 shares (1996)        131         195
   Additional paid-in capital                                                          180,704     212,777
   Accumulated deficit                                                                 (46,874)    (33,243)
                                                                                     ---------------------
Total stockholders' equity                                                             134,180     179,919
                                                                                     ---------------------
Total liabilities and stockholders' equity                                           $ 747,656   $ 735,816
                                                                                     =====================

See notes to consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

                      Consolidated Statements of Operations

                  (Dollars in thousands, except per share data)


                                                                    Year ended December 31
                                                              1997           1996           1995
                                                          ------------------------------------------
Revenues
Cellular service                                          $    168,394   $    105,188   $     38,757
Equipment sales                                                  5,364          3,430          1,717
Other                                                            7,242          3,998          1,030
                                                          ------------------------------------------
                                                               181,000        112,616         41,504
Costs and expenses
Cost of cellular service                                        48,691         29,571         10,694
Cost of equipment sold                                          12,841         10,073          4,951
Selling, general and administrative                             53,485         34,502         16,512
Depreciation and amortization                                   28,759         19,537         10,337
                                                          ------------------------------------------
                                                               143,776         93,683         42,494
                                                          ------------------------------------------

Operating income (loss)                                         37,224         18,933           (990)

Other income (expense)
Gain (loss) on sale of investments in
   cellular operations                                           8,423         (1,401)        11,598
Interest expense                                               (67,392)       (47,076)       (22,953)
Interest income                                                  4,864          4,875          4,114
Other income, net                                                3,250          1,626            520
                                                          ------------------------------------------
                                                               (50,855)       (41,976)        (6,721)
                                                          ------------------------------------------
Net income (loss)                                         $    (13,631)  $    (23,043)  $     (7,711)
                                                          ==========================================
Net income (loss) after adjustment for accrued preferred
   stock dividend                                         $    (20,171)  $    (29,221)  $     (7,711)
                                                          ==========================================

Basic and diluted earnings (loss) per common share        $      (0.55)  $      (0.76)  $      (0.24)
                                                          ==========================================

Weighted average number of common shares
   used in computation of basic and diluted
   earnings (loss) per share                                36,751,000     38,493,000     32,214,000
                                                          ==========================================

See notes to consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                                            Series A           Class A           Class B
                                                        ----------------------------------------------------
                                                        Preferred Stock     Common Stock      Common Stock    Additional
                                                        ----------------------------------------------------    Paid-in
                                                        Shares   Amount   Shares    Amount   Shares   Amount    Capital
                                                        ------------------------------------------------------------------
Balance--December 31, 1994                                                 5,000     $  50   14,626    $146     $ 80,529
Additional shares issued in connection with the
  initial public offering                                                    375         4                         2,563
Purchase and retirement of treasury stock                                   (127)       (1)                         (769)
Shares issued in connection with exercise of Harvard
  and Spectrum options                                                       828         8                         4,992
Common stock issued for cash                                               2,000        20                        24,046
Conversion of Class B common stock to Class A
  common stock                                                               810         8     (810)     (8)
Shares issued in connection with acquisition of
  Parkersburg, WV/Marietta, OH MSA cellular system                           797         8                         9,751
Shares issued in connection with acquisition of AL-4
  RSA cellular system                                                      1,175        12                        14,970
Preferred stock issued for cash                             96     $1                                             79,598
Net loss for the year ended December 31, 1995
                                                        ------------------------------------------------------------------
Balance--December 31, 1995                                  96      1     10,858       109   13,816     138      215,680
Purchase and retirement of common stock                                     (150)       (1)                       (1,449)
Conversion of Class B common stock to Class A
  common stock                                                             1,688        17   (1,688)    (17)
Shares issued as a result of common stock splits                           6,498        64    7,383      74         (138)
Costs incurred in connection with common and
  preferred stock offerings                                                                                       (1,364)
Exercise of employee stock options                                             8        --                            48
Net loss for the year ended December 31, 1996
                                                        ------------------------------------------------------------------
Balance--December 31, 1996                                  96      1     18,902       189   19,511     195      212,777
Purchase and retirement of common stock                                   (2,157)      (21)  (3,995)    (40)     (53,800)
Conversion of Class B common stock to Class A common
  stock                                                                    2,382        24   (2,382)    (24)
Costs incurred in connection with common and
  preferred stock offerings                                                                                         (206)
Shares issued in connection with the Kentucky Cluster
  acquisition                                                              1,948        19                        19,106
Exercise of employee stock options                                           750         7                         2,827
Net loss for the year ended December 31, 1997
                                                        ------------------------------------------------------------------
Balance--December 31, 1997                                  96     $1     21,825     $ 218   13,134    $131     $180,704
                                                        ==================================================================


                                                       Accumulated  Stockholders'
                                                         Deficit       Equity
                                                       --------------------------
Balance--December 31, 1994                               $(2,489)     $ 78,236
Additional shares issued in connection with the
  initial public offering                                                2,567
Purchase and retirement of treasury stock                                 (770)
Shares issued in connection with exercise of Harvard
  and Spectrum options                                                   5,000
Common stock issued for cash                                            24,066
Conversion of Class B common stock to Class A
  common stock                                                              --
Shares issued in connection with acquisition of
  Parkersburg, WV/Marietta, OH MSA cellular system                       9,759
Shares issued in connection with acquisition of AL-4
  RSA cellular system                                                   14,982
Preferred stock issued for cash                                         79,599
Net loss for the year ended December 31, 1995             (7,711)       (7,711)
                                                       --------------------------
Balance--December 31, 1995                               (10,200)      205,728
Purchase and retirement of common stock                                 (1,450)
Conversion of Class B common stock to Class A
  common stock                                                              --
Shares issued as a result of common stock splits                            --
Costs incurred in connection with common and
  preferred stock offerings                                             (1,364)
Exercise of employee stock options                                          48
Net loss for the year ended December 31, 1996            (23,043)      (23,043)
                                                       --------------------------
Balance--December 31, 1996                               (33,243)      179,919
Purchase and retirement of common stock                                (53,861)
Conversion of Class B common stock to Class A common
  stock
Costs incurred in connection with common and
  preferred stock offerings                                               (206)
Shares issued in connection with the Kentucky Cluster
  acquisition                                                           19,125
Exercise of employee stock options                                       2,834
Net loss for the year ended December 31, 1997            (13,631)      (13,631)
                                                       --------------------------
Balance--December 31, 1997                              $(46,874)     $134,180
                                                       ==========================

See notes to consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                            Year ended December 31
                                                                        1997        1996        1995
                                                                     ----------------------------------
Operating activities
Net income (loss)                                                    $ (13,631)  $ (23,043)  $  (7,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                      28,759      19,537      10,337
     Interest on Senior Subordinated and Convertible Discount Notes     46,236      43,174      22,212
     (Gain) loss on sale of investment in cellular operations           (8,423)      1,401     (11,598)
     Loss from equity investments, net of distributions                     --          --        (275)
     Amortization of covenant not to compete                            (3,250)     (1,625)       (500)
     Provision for losses on accounts receivable                         2,331       2,079         936
     Proceeds from covenant not to compete                               2,000       2,500       3,000
     Changes in operating assets and liabilities:
       Accounts receivable                                              (7,543)     (9,098)     (4,529)
       Inventory                                                           103        (369)       (891)
       Other current assets                                               (737)       (347)       (193)
       Other assets                                                       (410)       (210)         --
       Accounts payable and accrued expenses                             2,804       4,457          94
       Deferred revenue                                                    600       1,151         600
       Income taxes payable                                                 --        (448)     (2,553)
       Other current liabilities                                            --        (250)     (4,490)
       Other long-term liabilities                                         187         410        (388)
       Other, net                                                           --          52          59
                                                                     ----------------------------------
Net cash provided by operating activities                               49,026      39,371       4,110
                                                                     ----------------------------------

Investing activities
Redemption of short-term investments                                        --          --         991
Purchase of cellular equipment                                         (25,717)    (29,470)     (6,794)
Amounts refunded from (deposited in) escrow to acquire cellular
   properties (net)                                                      7,337      (5,000)         --
Deposit required for Personal Communications Service auction (net)          --       1,640      (4,140)
Distributions to affiliate                                                  --          --         (36)
Proceeds from sale of cellular operations, net of cash                  22,396      31,500      19,478
Proceeds from sale of investment in cellular operations                  1,255       2,813          --
Acquisition of cellular operations, net of cash                        (26,032)   (110,977)   (213,686)
Investment in cellular operations                                       (2,523)        (75)       (166)
Cash committed for the acquisition of cellular operations              (13,000)    (91,400)         --
                                                                     ----------------------------------
Net cash used in investing activities                                  (36,284)   (200,969)   (204,353)
                                                                     ----------------------------------

Financing activities
Purchase and retirement of common stock                                (53,860)     (1,450)       (770)
Proceeds from sale of common stock                                          --          --      31,633
Proceeds from exercise of stock options                                  2,834          48          --
Proceeds from sale of preferred stock                                       --          --      79,599
Repayments of notes payable and due to stockholders                         --     (23,104)     (3,499)
Payments for deferred financing costs                                     (516)     (5,612)     (7,601)
Proceeds from issuance of long-term debt                                    --     170,000     178,914
Costs incurred in connection with common and preferred stock
   offerings                                                              (207)     (1,364)         --
                                                                     ----------------------------------
Net cash provided by (used in) financing activities                    (51,749)    138,518     278,276
                                                                     ----------------------------------

Increase (decrease) in cash and cash equivalents                       (39,007)    (23,080)     78,033
Cash and cash equivalents at beginning of year                         100,364     123,444      45,411
                                                                     ----------------------------------
Cash and cash equivalents at end of year                             $  61,357   $ 100,364   $ 123,444
                                                                     ==================================

                    PriCellular Corporation and Subsidiaries

                             (Dollars in thousands)

                                                                      Year ended December 31
                                                                      1997     1996     1995
                                                                     -------------------------
Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                          $18,275  $ 1,110  $   874
   Income taxes                                                          424      448    2,803

Supplemental schedule of noncash investing and financing activities
Shares (1997) and (1995) and debt (1996) issued in connection with
   the acquisition of cellular systems                                19,125   19,429   24,741
Conversion of Class B common stock to Class A common stock                --       --        8
Contribution of net assets into joint venture                             --       --   35,516

See notes to consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

Other Current Assets

In August 1996, the Company filed applications to participate in the auction for 10 MHz broadband Personal Communications Service ("PCS") licenses conducted by the Federal Communications Commission (the "FCC") and deposited $2.5 million with the FCC. In January 1997, $2.3 million of the deposit was returned with an additional $653,000 being paid to the FCC. For 1996, the deposit with the FCC is included in other current assets and for 1997 such amount is included in Cellular licenses.

                    PriCellular Corporation and Subsidiaries

2. Significant Accounting Policies (continued)

Investments in Cellular Operations

Investments in cellular operations in which the Company's interest is 20% or more are accounted for under the equity method. Interest in investments that are less than 20% are accounted for under the cost method.

On November 30, 1995 the Company entered into a Joint Venture with SBC Communications, Inc. ("SBC"), formerly Southwestern Bell, in which the Company contributed its system serving the Laredo, TX MSA (approximately 176,000 Pops) and SBC contributed cellular properties in the Illinois-4 and -6 RSAs. The Company owns 44.5% of the combined 594,000 Pops or approximately 264,000 Net Pops. Under the terms of the Joint Venture agreement, the Company receives preferential distributions in the first four years of the Joint Venture rising from $3.3 million in the first year to $5.8 million in the final year. Such preferential distributions are guaranteed by SBC. The Company also has an option to put its Joint Venture interest to SBC at prices beginning at $28.5 million and escalating to $39.0 million at the end of the four year period. SBC has operating control of the properties and has certain rights to purchase the Company's interests on the day prior to the fourth anniversary. The Company's guaranteed preferential distribution from the Joint Venture for 1997, 1996 and the month of December 1995 amounted to $4.3 million, $3.4 million and $275,000, respectively, which are included in other revenue.

Cellular Licenses

The Company primarily uses a 40 year life to amortize cellular licenses acquired. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $12.7 million, $9.5 million and $4.3 million, respectively.

The Company periodically reviews the carrying value of licenses to determine whether such amounts are recoverable based on undiscounted future cash flows of the market to which the license relates, and by comparing the cellular licenses to the estimated market value of the cellular systems, in order to determine whether a reduction to fair value is necessary. The Company has determined that no such reductions were necessary through December 31, 1997.

                    PriCellular Corporation and Subsidiaries

2. Significant Accounting Policies (continued)

Income Recognition

Revenues are recognized during the period service is provided or when equipment is delivered.

Expense Recognition

Marketing costs relating to new subscribers are expensed in the period that they are incurred. Advertising expense amounted to $3.7 million, $2.3 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset of three to seven years.

Deferred Financing Costs

Deferred financing costs primarily represent underwriting discounts and related fees incurred in connection with the issuance of the Company's long-term debt. These costs are being amortized over the terms of the related debt and are included in interest expense.

Common Stock Splits

On July 17, 1995, February 29, 1996 and October 1, 1996, the Company authorized 5-for-4 stock splits in the form of 25% stock dividends of Class A and Class B common stock payable August 4, 1995, March 11, 1996 and October 21, 1996, respectively. All footnote disclosures and applicable per share data have been retroactively restated to reflect these splits.

                    PriCellular Corporation and Subsidiaries

2. Significant Accounting Policies (continued)

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and, accordingly, as option grants are at fair market value, recognizes no compensation expense for these grants (see Note 9--Commitments and Contingencies).

Net Income (Loss) per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to Statement 128 requirements. In computing dilutive earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995, no effect has been given to options outstanding under the Company's 1994 Stock Option Plan, outstanding warrants to purchase Class B common stock, the 12-3/4% Senior Convertible Discount Notes or the Cumulative Convertible Preferred Stock, since the exercise of any of these items would have an antidilutive effect on net loss per share.

Reclassification

Certain items have been reclassified in the consolidated balance sheets and the consolidated statements of cash flows to conform to the current presentation.

3. Acquisition of Cellular Operations

All acquisitions were accounted for utilizing the purchase method of accounting. The allocation of purchase price for certain acquisitions described below is subject to adjustments.

During the year ended December 31, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was

                    PriCellular Corporation and Subsidiaries

3. Acquisition of Cellular Operations (continued)

acquired for approximately $96.4 million in cash and 1,948,052 shares of the Company's Class A common stock. On February 4, 1997, the Company repurchased and retired the 1,948,052 shares from Horizon for $15.3 million. In addition, the Company strengthened its Upper Midwest cluster through the acquisition of the WI-4 RSA, consisting of approximately 119,000 Pops on January 7, 1997 from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash, and the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops on May 29, 1997 from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of approximately 18,000 minority Pops.

The following acquisitions were completed during 1997 and 1996:

                                                  Acquisition            Purchase          Net Pops
       System                 Market                 Date                 Price            Acquired
------------------------------------------------------------------------------------------------------
1997
Kentucky Cluster       KY-4, KY-5, KY-6 and
                       KY-8 RSAs               January 7, 1997       $115,500,000 (A)         785,000
                                                                                          -------------
                                                                                              785,000

Upper Midwest Cluster  WI-4 RSA                January 7,1997           6,300,000             119,000
                       WI-5 RSA                May 29, 1997            10,600,000              81,000
                                                                                          -------------
                                                                                              200,000
                                                                                          -------------
Total for 1997                                                                                985,000
                                                                                          =============

1996
Upper Midwest Cluster  WI-2 RSA                November 18, 1996        4,300,000              85,645
                                                                                          -------------
                                                                                               85,645

Mid-Atlantic Cluster   PA-9 RSA                February 2, 1996        26,100,000             188,096
                       WV-3 RSA                July 23, 1996           35,000,000             269,709
                                                                                          -------------
                                                                                              457,805
                                                                                          -------------

New York Cluster       NY-6 RSA                April 23, 1996          19,800,000 (B)         111,373
                       Poughkeepsie, NY MSA    April 23, 1996          38,900,000 (B) (C)     218,890
                       Orange County, NY MSA   October 17, 1996                   (C)         327,053
                                                                                          -------------
                                                                                              657,316
                                                                                          -------------

Various                Various                 October 17, 1996                   (C)          70,740
                                                                                          -------------
Total for 1996                                                                              1,271,506
                                                                                          =============

                    PriCellular Corporation and Subsidiaries

3. Acquisition of Cellular Operations (continued)

(A) The Company acquired from a subsidiary of Horizon the system serving four RSAs in Kentucky for approximately $96.4 million in cash and 1,948,052 shares of the Company's Class A common stock valued at approximately $19.1 million.

(B) The Company acquired from a subsidiary of United States Cellular Corporation the system serving the NY-6 RSA for approximately $19.8 million and 83% of the stock of the system serving the Poughkeepsie, NY MSA for approximately $38.9 million, with one-half paid in cash and the balance in a three-year note (subsequently repaid in November 1996, see
      Note 4--Long-Term Debt.)

(C) The Company exchanged with Vanguard Cellular Systems, Inc. its OH-9 RSA, the majority of its OH-10 RSA and its Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA, an additional 11.1% of the Poughkeepsie, NY MSA, 12.2% of the Janesville, WI MSA and 28,509 additional Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest).

The pro forma unaudited condensed consolidated results of operations for the years ended December 31, 1996 and 1995, assuming the transactions were consummated as of January 1, 1995, are as follows:

                                                    December 31
                                               1996            1995
                                         ------------------------------

Revenue                                  $   135,248,000   $ 82,109,000
                                         ===============   ============
Net loss                                 $   (32,536,000)  $(53,038,000)
                                         ===============   ============
Basic and diluted loss per common share  $          (.89)  $      (1.65)
                                         ===============   ============

No pro forma effect was given for 1997, 1996 and 1995 for the WI-4 or WI-5 acquisitions as their results are not significant nor is the pro forma effect presented for one week in 1997 for the Kentucky Cluster acquisition as this is also not significant.

                    PriCellular Corporation and Subsidiaries

4. Long-Term Debt

Long-term debt consists of the following:
                                                            December 31
                                                        1997            1996
                                                    ----------------------------
14% Senior Subordinated Discount Notes
  due 2001                                          $165,000,000    $146,783,000
10-3/4% Senior Subordinated Convertible
  Discount Notes due 2004                             45,623,000      41,087,000
12-1/4% Senior Subordinated Discount
  Notes due 2003                                     187,700,000     166,647,000
10-3/4% Senior Notes due 2004                        170,000,000     170,000,000
                                                    ----------------------------
                                                    $568,323,000    $524,517,000
                                                    ============================

On November 23, 1994, Wireless issued approximately $165.0 million aggregate principal amount of 14% Senior Subordinated Discount Notes due 2001 (the "14% Notes") primarily to finance the acquisition of Cellular Information Systems, Inc. ("CIS"). The 14% Notes were issued at a price of 66.834% or $110.3 million. The original issue discount on the 14% Notes accreted at a rate of 14%, compounded semiannually, to an aggregate principal amount of approximately $165.0 million. Interest is now accruing at the rate of 14% per annum, payable semiannually in cash beginning May 15, 1998.

On August 21, 1995, the Company issued approximately $60.0 million aggregate principal amount of 10-3/4% Senior Subordinated Convertible Discount Notes due 2004 (the "10-3/4% Notes"). The 10-3/4% Notes were issued at a price of 59.345% or $35.6 million. The original issue discount on the 10-3/4% Notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of approximately $60.0 million by August 15, 2000. Interest will thereafter accrue at 10-3/4% per annum, payable semiannually, in cash beginning February 15, 2001. The 10-3/4% Notes are convertible into the Company's Class A common stock at a conversion price of $9.94 per share. The Company can force conversion of the 10-3/4% Notes under certain circumstances if the Company's Class A common stock trades at $13.91 per share for ten out of fifteen consecutive trading days.

On September 27, 1995, Wireless issued approximately $205.0 million aggregate principal amount of 12-1/4% Senior Subordinated Discount Notes due 2003 (the "12-1/4% Notes") to finance the acquisition of the OH-7 RSA, OH-9 RSA, OH-10 RSA, Parkersburg, WV/Marietta, OH MSA, WV-2 RSA, AL-4 RSA, PA-9 RSA and NY-5 RSA cellular systems. The 12-1/4% Notes were issued at a price of 69.906% or $143.3 million. The

                    PriCellular Corporation and Subsidiaries

4. Long-Term Debt (continued)

original issue discount on the 12-1/4% Notes accretes at a rate of 12-1/4% compounded semiannually to an aggregate principal amount of approximately $205.0 million by October 1, 1998. Interest will thereafter accrue at 12-1/4% per annum payable semiannually in cash beginning April 1, 1999.

On November 6, 1996, Wireless issued $170.0 million principal amount of 10-3/4% Senior Notes due 2004, primarily to finance the acquisition in January 1997 of the Kentucky cluster for $115.5 million consisting of approximately $96.4 million in cash and $19.1 million in the Company's Class A common stock. Approximately $19.0 million of the proceeds was used to repay the note issued in connection with the purchase on April 23, 1996 of the Poughkeepsie, NY MSA. Interest is payable semiannually on each May 1 and November 1.

The Company's long-term debt includes restrictions on Wireless' incurrence of additional debt, the payment of dividends, the incurrence of liens, and on payments and transfer of net assets from Wireless to the Company. Restricted net assets of the Company as of December 31, 1997 approximated $177.8 million.

The maturities of the Company's long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

                 1998                          $         --
                 1999                                    --
                 2000                                    --
                 2001                           165,000,000
                 2002                                    --
                 Thereafter                     403,323,000
                                               ------------
                 Total                         $568,323,000
                                               ============

                    PriCellular Corporation and Subsidiaries

5. Income Taxes

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31
                                                       1997           1996
                                                  ----------------------------
    Deferred tax liabilities:
      Depreciation                                $ (9,652,000)  $ (4,340,000)
      Amortization                                 (11,407,000)    (5,957,000)
      License basis difference                      (3,797,000)            --
      Other                                         (4,385,000)            --
    Deferred tax assets:
      Net operating loss carryforwards               6,915,000      3,715,000
      Amortization of original issue
       discount                                     33,726,000     19,745,000
      State and local deferred taxes                 2,280,000      2,017,000
      Accruals                                       2,049,000      2,658,000
      Other                                          2,504,000      1,805,000
                                                  ----------------------------
    Net deferred tax assets                         18,233,000     19,643,000
    Valuation allowance                            (22,030,000)   (19,643,000)
                                                  ----------------------------
    Net deferred tax liability                    $ (3,797,000)  $         --
                                                  ============================

At December 31, 1997, the Company had tax net operating loss carryforwards ("NOLs") of approximately $20.3 million, which are available to offset future taxable income. NOLs begin expiring in the year 2007 through 2012 as follows:
2007--$1.3 million, 2009--$2.9 million, 2010--$1.7 million, 2011--$5.6 million and 2012--$8.8 million.

As a result of the acquisition of certain markets wherein the book and tax basis of the Cellular licenses are different, the Company recorded a deferred tax liability and an increase to the book basis of the licenses related to these acquisitions.

                    PriCellular Corporation and Subsidiaries

6. Common Stock

On December 22, 1994, the Company closed on its Initial Public Offering ("IPO") of 7,812,500 shares of Class A common stock resulting in proceeds of $34.7 million after deducting expenses related to the offering. Concurrent with the closing of the IPO, certain shareholders converted their Series A and B Convertible Preferred Stock into an aggregate of 10,157,955 shares of Class B common stock.

In connection with the overallotment agreement with the underwriters of the IPO, during January 1995, the Company sold an additional 585,938 shares of Class A common stock, which resulted in net proceeds of approximately $2.6 million.

During 1995, the Company's Board of Directors authorized the Company to purchase up to 750,000 shares of its Class A common stock in the open market or in private transactions from time to time. During 1995, 1996 and 1997, the Company purchased and retired 127,250 shares, not effected for the 1996 splits, 149,600 shares and 10,000 shares at prices ranging from $5.40 to $8.30 per share, $9.00 to $12.00 per share and $10.37 per share, respectively. To date, the Company has repurchased and retired approximately 287,000 shares of its Class A common stock.

On July 14, 1995, Harvard Private Capital Group, Inc. and Spectrum Equity Investors L.P. exercised an option to purchase a total of 1,293,461 shares of the Company's Class A common stock. The proceeds to the Company totaled $5.0 million.

During October 1995, the Company filed a $200.0 million shelf registration with the SEC, to be used for acquisition purposes only. The shelf registration covers $100.0 million of debt securities (including convertible debt securities), $75.0 million of preferred stock (including convertible preferred stock) and $25.0 million of Class A common stock to be issued upon approval of the Board of Directors.

On November 22, 1995, the Company sold 3,125,000 shares of Class A common stock to an institutional investor, realizing net proceeds of $24.1 million.

                    PriCellular Corporation and Subsidiaries

6. Common Stock (continued)

In January 1996, Price Communications, an affiliate of the Company, acquired warrants which are now convertible directly into 1,820,000 shares of Class B common stock from former executives of an acquired company. The effective exercise price is $5.02 per share of Class B common stock and escalates to $6.32.

On February 4, 1997, the Company purchased and retired, under separate authorization of its Board of Directors, 1,948,052 shares of its Class A common stock from Horizon, which Horizon received in connection with the Kentucky Cluster acquisition.

In July 1997, the Company repurchased and retired 3,994,945 shares of its Class B common stock from Aeneas Venture Corp., an affiliate of Harvard Private Capital Group, Inc. ("Harvard") at $9.00 per share, which was the current market price at the date of the transaction. In addition, 56,275 warrants to purchase Class B common stock, also owned by Harvard, were redeemed at a net cash expenditure of $3.83 per warrant ($9.00 current market price less the exercise price of $5.17).

In November 1997, Robert Price, Chairman of the Board of the Company, exercised options for 742,188 shares of the Company's Class A common stock. Subsequently, the Company purchased from Robert Price 200,000 of the 742,188 shares issued at market ($11.25 per share), and simultaneously retired the same shares.

Shares of Class A common stock reserved for issuance are as follows:

                                                             December 31
                                                        1997             1996
                                                     ---------------------------

Options issued to employees                           1,477,000        2,048,000
Options reserved for issuance                           401,000          588,000
Warrants                                              1,820,000        1,876,000
Shares reserved for convertible
  securities                                         32,856,000       39,239,000
                                                     ---------------------------
                                                     36,554,000       43,751,000
                                                     ===========================

                    PriCellular Corporation and Subsidiaries

7. Preferred Stock

During December 1995, the Company issued 96,000 shares of Series A Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") for gross proceeds of $80.0 million. The preferred stock accrues dividends at the rate of 6.25% per annum compounded quarterly. Such dividends will not be paid in cash but will accrue and be calculated on the face value of $1,000 per share. The number of shares of Class A common stock into which the Series A Preferred Stock is convertible is equal to the quotient obtained by dividing the conversion value (initially $83.2 million and increasing to $96.0 million by the third anniversary of the original date of issuance or earlier upon the occurrence of certain contingencies, plus, in each case, accrued dividends through the date of conversion or, upon the occurrence of certain contingencies, through the fifth anniversary of the date of issuance) by the conversion price ($8.83 per share subject to adjustment). The Company can effectively force the conversion of the cumulative convertible shares at such time as the Company's Class A common stock trades at or above $14.72 per share for 10 out of 15 trading days. The holder of each share of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Class A common stock the holder would receive upon conversion.

8. Sale of Cellular Operations

The Company made the following dispositions of cellular properties and interests:


    Date                            Description                          Sales Price        Gain (Loss)
---------------------------------------------------------------------------------------------------------
1997
January       Florence, AL MSA and AL-1B RSA, sale of license           $  22,396,000      $   8,451,000
April         Sale of Minority Pops                                         1,255,000            (28,000)
                                                                                           --------------
                                                                                           $   8,423,000
                                                                                           ==============
1996
July          AL-4 RSA, sale of license                                 $  25,000,000      $  (1,640,000)
September     Sale of Minority Pops                                         2,813,000          1,817,000
November      MI-2 RSA, sale of license                                     6,500,000         (1,578,000)
                                                                                           --------------
                                                                                           $  (1,401,000)
                                                                                           ==============
1995
January       Abilene, TX MSA, sale of assets                           $  15,928,000      $  11,598,000
March         MN-6 MSA, sale of a portion of the license
               representing 31,000 Pops                                     3,550,000                 --
                                                                                           --------------
                                                                                           $  11,598,000
                                                                                           ==============

                    PriCellular Corporation and Subsidiaries

9. Commitments and Contingencies

Stock Option Plan

Under the Company's 1994 Stock Option Plan (the "Plan"), the Board of Directors can grant options to purchase up to 2,636,000 shares of Class A common stock to certain eligible employees and directors (Class A shares are entitled to one vote per share). During 1996, the Company registered approximately 2,636,000 shares of Class A common stock reserved for issuance under the Plan. The Plan provides that the option price cannot be less than the fair market value of the stock on the date of grant and, accordingly, no compensation expense is recognized. All options granted subsequent to January 1, 1995 have a 10 year term and vest and become fully exercisable at the end of three years of continued employment. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and are highly subjective.

Pro forma information regarding net income (loss) and basic and diluted earnings
(loss) per common share is required by Statement No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997 risk free interest rate of 6.25%; dividend yield 0%; .480 for 1995 and 1996 and .323 for 1997 volatility factors of the expected market price of the Company's Class A common stock; and a weighted-average expected life of option of four years.

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

                    PriCellular Corporation and Subsidiaries

9. Commitments and Contingencies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows
(in thousands):
                                                        December 31
                                                      1997       1996
                                                   ---------------------
    Net income (loss):
      As reported                                  $(20,171)   $(23,043)
      Pro forma                                    $(21,318)   $(23,818)

    Basic and diluted earnings (loss) per
     common share:
      As reported                                    $(0.55)     $(0.76)
      Pro forma                                      $(0.58)     $(0.78)

Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net income
(loss) is not representative of the potential impact on pro forma net income
(loss) in future years when the effect of recognition of a portion of compensation expense from multiple awards would be reflected.

A summary of the Company's stock option activity, and related information is as follows:

                                            Number of
                                             Shares
                                              Under        Price Per
                                             Options         Share
                                           ---------------------------

    Balance at December 31, 1994            1,040,039        $3.71
    Options granted                           770,117   $4.54 to $8.72
    Options returned for future issuance      (41,016)  $4.54 to $4.67
                                           ----------
    Balance at December 31, 1995            1,769,140   $3.71 to $8.72


    Options granted                           343,125   $10.80 to $10.90
    Options exercised                          (8,329)  $4.54 to $4.67
    Options returned for future issuance      (55,704)  $4.54 to $10.90
                                           ----------
    Balance at December 31, 1996            2,048,232   $3.71 to $10.90

    Options granted                           217,500        $8.88
    Options exercised                        (750,649)  $3.71 to $8.72
    Options returned for future issuance      (38,102)  $4.55 to $10.90
                                           ----------
    Balance at December 31, 1997            1,476,981   $3.71 to $10.90
                                           ==========

                    PriCellular Corporation and Subsidiaries

9. Commitments and Contingencies (continued)

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                   Options
                                    Options Outstanding                          Exercisable
                       --------------------------------------------       -------------------------
                         Number       Weighted Average     Weighted         Number         Weighted
     Range of          Outstanding       Remaining         Average        Exercisable       Average
     Exercise          at December      Contractual        Exercise       at December      Exercise
      Prices            31, 1997            Life            Price          31, 1997          Price
-------------------------------------------------------------------------------------------------------
$3.71 to $4.67           848,957           7 years         $  4.29          676,821         $  4.20
$8.72 to $8.88           314,899         8.8 years         $  8.83           64,965         $  8.72
$10.80 to $11.40         313,125         8.6 years         $ 10.88          104,271         $ 10.88

Lease Commitments

Total rent expense amounted to approximately $3,416,000, $2,378,000 and $877,000 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $47,000, $137,000 and $60,000 was paid to an affiliate during 1997, 1996 and 1995, respectively. At December 31, 1997, the Company is committed under the following noncancellable operating leases:

             Year
             1998                                 $ 3,513,000
             1999                                   3,040,000
             2000                                   2,382,000
             2001                                   1,708,000
             2002                                   1,063,000
             Thereafter                             2,946,000
                                                  -----------
                                                  $14,652,000
                                                  ===========

                    PriCellular Corporation and Subsidiaries

10. Related Party Transactions

The Company and AT&T Wireless Services Inc. are parties to an operating agreement dated April 28, 1994, which provides for, among other services, switch sharing agreements with AT&T's adjacent systems, assistance in obtaining cellular system service and equipment discounts, assistance in evaluating potential acquisitions and in securing financing.

11. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

      Long-term debt: The fair value of the Senior Subordinated Notes and Senior Subordinated Discount Notes is based on the quoted market price. The carrying amount of the Senior Convertible Discount Notes approximates their fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                                   Carrying           Fair
                                                    Amount            Value
                                                 -----------------------------

Cash and cash equivalents                        $ 61,357,000     $ 61,357,000

Long-term debt:
   14% Senior Subordinated Discount Notes         165,000,000      182,738,000
   10-3/4% Senior Convertible Discount Notes       45,623,000       45,623,000
   12-1/4% Senior Subordinated Discount Notes     187,700,000      193,801,000
   10-3/4% Senior Notes                           170,000,000      187,000,000

                    PriCellular Corporation and Subsidiaries

12. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable and accrued expenses consist of the following:

                                                    December 31
                                                1997         1996
                                            ------------------------

    Accounts payable                        $ 9,404,000   $4,592,000
    Interest payable                          5,920,000    2,792,000
    Accrued operating expenses               12,467,000    3,819,000
    Income and other taxes payable            1,847,000    2,597,000
    Other                                     4,328,000    8,517,000
                                            ------------------------
                                            $33,966,000  $22,317,000
                                            ========================

Other current liabilities consist of the following:

                                                   December 31
                                                1997          1996
                                             ------------------------

    Amount due for untendered CIS shares     $       --    $2,523,000
    Unearned covenant not to compete          2,125,000     2,250,000
    Other                                            --         3,000
                                             ------------------------
                                             $2,125,000    $4,776,000
                                             ========================

13. Subsequent Events

Tennessee Acquisition

In January 1998, Kyle Cellular, a wholly owned subsidiary of the Company, acquired, subject to FCC approval, the TN-4 RSA with approximately 264,000 Pops from Bachtel Liquidity, L.P., an affiliate of Bachow & Associates, Inc. for approximately $73.0 million in cash. The RSA, adjacent to three MSAs including Knoxville, TN, is located south of the Company's Kentucky Cluster and features such tourist attractions as the towns of Gatlinburg and Pigeon Forge, Dollywood and the entrance to the Great Smoky Mountains National Park. $13.0 million will be funded through available cash with the balance being provided by a $60.0 million Senior Secured Reducing Revolver (the "Borrowing") with J.P. Morgan Securities Inc. The Borrowing matures eight years from the closing date with repayment commencing in the year 2001 with final payment in the year 2005 in amounts ranging from 10.0% to 25.0%. Interest will be charged at the LIBOR rate plus a premium ranging from

                    PriCellular Corporation and Subsidiaries

13. Subsequent Events (continued)

1.500% to 2.250% depending on the ratio of debt to cash flow as defined. The Borrowing requires the attainment of certain financial ratios in order to maintain the permitted indebtedness. Violation of such ratios requires the permanent prepayment of an amount to cure the deficiency. The Borrowing is secured by the assets of Kyle Cellular.

Pursuant to the agreement the Company is required to enter into an interest rate swap which effectively converts a portion of the interest on the outstanding indebtedness from a variable rate basis to a fixed rate. The notional amount required to be hedged is 50% of the aggregate outstanding principal amount.

Merger Agreement

On March 6, 1998, the Company and American Cellular Corporation, a Delaware corporation ("ACC"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, ACC will merge with and into the Company, with ACC to be the surviving corporation of the merger (the "Merger"). At the effective time, as defined in the Merger Agreement, each issued and outstanding share of Class A common stock, par value $0.01 per share, of the Company (the "Class A Shares") and Class B common stock, par value $0.01 per share, of the Company will have the right to receive $14.00 in cash, without interest (the "Merger Consideration"), and each issued and outstanding share of Series A Preferred Stock of the Company will be converted into the right to receive the product of the Merger Consideration and the number of Class A Shares into which each such share of Series A Preferred Stock is convertible at such time in connection with a change of control. The Merger Agreement permits the Company, under certain circumstances, to respond to unsolicited third party acquisition proposals and, upon payment of certain fees to ACC, to terminate the Merger Agreement.

In connection with the execution of the Merger Agreement, the Principal Shareholders of the Company entered into a Voting Agreement with ACC. Pursuant to the agreement, the Principal Shareholders, the beneficial owners of approximately 39% of the outstanding Common Stock and Preferred Stock of the Company (or 57% of the fully diluted voting power of the Company), agreed to vote their shares in favor of the approval and adoption of the Merger Agreement. The Voting Agreement terminates upon termination of the Merger Agreement. The transaction is subject to, among other things, regulatory approvals.

                             PriCellular Corporation

            Schedule I--Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                             (Dollars in thousands)


                                                                  December 31
                                                                1997      1996
                                                              ------------------
Assets
Current assets:
  Cash and cash equivalents                                   $  1,795  $ 33,032
  Other current assets                                           1,088     7,650
                                                              ------------------
Total current assets                                             2,883    40,682

Investment in and advances to subsidiaries                     177,779   180,012
Other assets                                                     1,071     1,235
                                                              ------------------
Total assets                                                  $181,733  $221,929
                                                              ==================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable, accrued expenses and other
   current liabilities                                        $  1,930  $    923
Long-term debt                                                  45,623    41,087
Stockholders' equity                                           134,180   179,919
                                                              ------------------
Total liabilities and stockholders' equity                    $181,733  $221,929
                                                              ==================

See accompanying notes.

                             PriCellular Corporation

                       Condensed Statements of Operations

                             (Dollars in thousands)


                                                    Year ended December 31
                                                1997        1996         1995
                                             ----------------------------------
Revenue
Other                                        $     --     $    237     $     --

Costs and expenses
General and administrative                        558          384          293
                                             ----------------------------------

Operating loss                                   (558)        (147)        (293)

Other income (expense)
Interest expense, net                          (3,714)        (644)        (324)
                                             ----------------------------------

Loss before equity in net income
  (loss) of subsidiaries                       (4,272)        (791)        (617)
Equity in net income (loss) of
  subsidiaries                                 (9,359)     (22,252)      (7,094)
                                             ----------------------------------
Net income (loss)                            $(13,631)    $(23,043)    $ (7,711)
                                             ==================================

See accompanying notes.

                             PriCellular Corporation

                       Condensed Statements of Cash Flows

                             (Dollars in thousands)

                                                   Year ended December 31
                                                1997        1996       1995
                                             ---------------------------------

Net cash provided by operating activities    $   1,434   $   2,762   $     721
Investing activities:
  Repayments from and (advances to)
   subsidiaries                                  4,062     (65,380)    (31,149)
  Amounts deposited in escrow to bid in PCS
   auction, net                                  2,500       1,640      (4,140)
  Dividend received from subsidiary             12,000          --          --
  Junior Subordinated Note receivable from
   subsidiary                                       --          --     (20,000)
                                             ---------------------------------
Net cash provided by (used in) investing
  activities                                    18,562     (63,740)    (55,289)
                                             ---------------------------------

Financing activities:
  Proceeds from sale of common stock                --          --      31,633
  Proceeds from issuance of Senior
   Subordinated Convertible
   Discount Notes                                   --          --      35,607
  Proceeds from issuance of preferred stock         --          --      79,599
  Payments for deferred financing costs             --          --      (1,455)
  Exercise of employee stock options             2,834          48          --
  Purchase and retirement of common stock      (53,860)     (1,450)       (770)
  Costs incurred in connection with common
   and preferred stock offerings                  (207)     (1,364)         --
                                             ---------------------------------
Net cash (used in) provided by financing
  activities                                   (51,233)     (2,766)    144,614
                                             ---------------------------------

(Decrease) increase in cash and cash
  equivalents                                  (31,237)    (63,744)     90,046
Cash and cash equivalents at beginning of
  year                                          33,032      96,776       6,730
                                             ---------------------------------
Cash and cash equivalents at end of year     $   1,795   $  33,032   $  96,776
                                             =================================

Supplemental schedule of noncash financing
  activities
Conversion of Class B common stock to Class A
  common stock                                      24          17           8
Shares issued in connection with the
  acquisition of cellular systems               19,125          --      24,741

See accompanying notes.

                             PriCellular Corporation

                     Notes to Condensed Financial Statements

                                December 31, 1997

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

2. Long-Term Debt

On August 21, 1995, the Company issued approximately $60.0 million aggregate principal amount of 10-3/4% Senior Subordinated Convertible Discount Notes due 2004. The notes were issued at a price of 59.345% or $35.6 million. The original issue discount on the notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of approximately $60.0 million by August 15, 2000. Interest will thereafter accrue at 10-3/4% per annum, payable semiannually beginning February 15, 2001. The notes are convertible into the Company's Class A common stock at a conversion price of $9.94. The Company can force conversion of the notes under certain circumstances if the Company's Class A common stock trades at $13.91 per share for ten out of fifteen consecutive trading days.

There are no maturities of long-term debt until 2004 at which time the entire note becomes due.

3. Other

On September 30, 1996, the Company forgave the Junior Subordinated Note due from its subsidiary, PriCellular Wireless Corporation, which amounted to $21.6 million.

                             PriCellular Corporation

                 Schedule II--Valuation and Qualifying Accounts

                             (Dollars in thousands)

                                                        Additions       Additions
                                        Balance at      Charged to      Charged to                     Balance
                                         Beginning       Cost and         Other                         at End
            Description                   of Year        Expenses        Accounts       Deductions     of Year
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Allowance for doubtful accounts          $    735        $    936      $1,982 (A)       $ (1,577)      $ 2,076
                                         ======================================================================

Valuation allowance for deferred
   income taxes                          $  1,538        $  7,151      $   --           $     --       $ 8,689
                                         ======================================================================

Year ended December 31, 1996
Allowance for doubtful accounts          $  2,076        $  2,079      $   58 (A)       $ (2,446)      $ 1,767
                                         ======================================================================

Valuation allowance for deferred
   income taxes                          $  8,689        $ 10,954      $   --           $     --       $19,643
                                         ======================================================================

Year ended December 31, 1997
Allowance for doubtful accounts          $  1,767        $  2,331      $  513 (A)       $ (2,925)      $ 1,686
                                         ======================================================================

Valuation allowance for deferred
   income taxes                          $ 19,643        $  2,387      $   --           $     --       $22,030
                                         ======================================================================

(A) Results principally from the acquisition of cellular systems.