Form 10-K/A
period 1997-12-31
PRICELLULAR CORP
filed 1998-05-08
CIK 932089

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ---------------
                                  FORM 10-K/A
                               AMENDMENT NO. 1
                                      TO
                                ---------------
(Mark One)
    X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
   ---       Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1997

                       or

   ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________ to _________

             Commission File Number: 1-13526

                            PRICELLULAR CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                            22-3043811
 (State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification No.)

                             711 Westchester Avenue
                          White Plains, New York 10604
                                 (914) 422-0800
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                                on which registered
-------------------------                          ---------------------------
Class A Common Stock, par                            American Stock Exchange
 value $0.01 per share
                                ---------------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998 was approximately $213,037,000.

               The number of shares outstanding of each class of the registrant's common stock, as of March 6, 1998, was 21,824,566 shares of Class A Common Stock and 13,134,275 shares of Class B Common Stock.

               Documents incorporated by reference: None.
===============================================================================


                               Table of Contents

Part III.

Item 10      Directors and Executive Officers of the Registrant..............2

Item 11      Executive Compensation..........................................5

Item 12      Security Ownership of Certain Beneficial Owners and Management..7

Item 13      Certain Relationships and Related Transactions.................11

             Signatures.....................................................15



   The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K filed March 24, 1998.

PART III

Item 10   Directors and Officers of the Registrant.

Directors

               Robert Price has been a Director since 1990. He served as President and Assistant Treasurer of the Company from 1990 through May 1997. Robert Price concurrently serves as the Chief Executive Officer and President of Price Communications ("Price Communications") since 1979. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. After leaving public office, Robert Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Robert
Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Robert Price serves as the Representative of The Majority Leader and President Pro Tem of the New York Senate and on the Board of Directors of the Municipal Assistance Corporation for the City of New York. Robert Price also was appointed by Governor George Pataki of New York to, and served, a seven year term as a Member of the Board of Trustees of the City University of New York. Robert Price is also a Director and President of TLM Corporation. Robert Price was elected to the Company's Board of Directors as a nominee of the Price family pursuant to a stockholders agreement among the principal stockholders of the Company (the "Stockholders Agreement"). Robert Price is the father of Steven Price.

               Steven Price has been the Chief Executive Officer and President of the Company since May 1997. He has served as Chief Operating Officer and Executive Vice President of the Company since April 1997, and as a Director since September 1996. Mr. Price has also been the Chief Executive Officer and President of PriCellular Wireless Corporation, the Company's principal operating subsidiary, since April 1997. From December 1994 to April 1997, he was a Senior Vice President of the Company. Prior thereto, he was Director of Business Development of the Company since April 1993. From 1990 to 1993, Mr. Price was an attorney with Davis Polk & Wardwell. Prior thereto, Mr. Price was appointed by President Bush to serve in the U.S. State Department as Special Assistant to the Chief U.S. Nuclear Arms Negotiator and worked in the mergers and acquisitions department of Goldman, Sachs & Co. Mr. Price graduated magna cum laude from Brown University, where he was elected to Phi Beta Kappa, and has a J.D. degree from Columbia University. Steven Price is the son of Robert Price. Steven Price was elected to the Company's Board of Directors as a nominee of the Price family pursuant to the Stockholders Agreement.

               Kim I. Pressman has been an Executive Vice President of the Company since April 1997, and a Director and Secretary since 1990. Ms.
Pressman served as a Vice President of the Company from 1990 to April 1997, and as the Treasurer from 1990 until December 1994. Ms. Pressman is a certified public accountant and is a graduate of Indiana University and holds an M.B.A. from New York University. Since 1990, she has served as Executive Vice President of Price Communications and is currently also a Director. Prior to joining Price Communications in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting Division of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is the Chairman and a Vice President and Treasurer of TLM Corporation. Ms. Pressman was elected to the Company's Board of Directors as a nominee of the Price family pursuant to the Stockholders Agreement.

                Brion B. Applegate has been a Director of the Company since June 1994. He is a founder and general partner of Spectrum Equity Investors, L.P. ("Spectrum"), a venture capital fund specializing in communications and telecommunications investments. Prior thereto, he was a general partner of funds managed by Burr, Egan, Deleage & Co. Mr. Applegate serves on the board of several private communications entities. Mr. Applegate originally was elected to the Company's Board of Directors as Spectrum's nominee pursuant to the Stockholders Agreement. An affiliate of Spectrum, Spectrum Equity Investors II, L.P., is one of the founding stockholders of American Cellular Corporation ("ACC"); the Company has signed an Agreement and Plan of Merger dated as of March 6, 1998 with ACC, pursuant to which ACC will merge with and into the Company. See Item 13, "Certain Relationships and Related Transactions--Merger with American Cellular Corporation."

               Scott M. Sperling has been a Director of the Company since February 1996. Mr. Sperling is a Managing Director of the Thomas H. Lee Company and a General Partner of its affiliated Equity Funds. Prior to this position, he served for ten years as the Managing Partner of the Aeneas Group Inc., the affiliate of the Harvard Management Company, responsible for all private capital market investments, including venture capital, company buyouts and real estate. From 1981-1984, Mr. Sperling was a Senior Consultant with the Boston Consulting Group, Inc. He holds an M.B.A. from Harvard Business School and a B.S. from Purdue University. He is a Director of Beacon Properties, Inc., Softkey International, KAI Inc., Livent, Inc. and several private companies. Mr. Sperling is also a member of the corporation for the Brigham and Womens Hospital and Medical Center and is the director of several charitable organizations. Mr. Sperling was elected to the Company's Board of Directors as a nominee of The Thomas H. Lee Company pursuant to the Stockholders Agreement.

               Scott I. Anderson has been a Director of the Company since April 1997. Mr. Anderson served as Senior Vice President-Acquisitions and Development of AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc. ("AT&T Wireless/McCaw'") from 1991 to March 1997. Prior thereto, he served as Vice President-Law of AT&T Wireless since 1988. Previously, Mr. Anderson served on the Company's Board of Directors from April 1995 to August 1996 as AT&T Wireless/McCaw's nominee pursuant to the Stockholders Agreement. Mr. Anderson served as an advisor to the Board of Directors from August 1996 to April 1997.

Committees of the Board -- Board Meetings

               The Board of Directors held seven meetings, the Audit Committee held no meetings, the Compensation and Stock Option Committee held two meetings and the Executive Committee held seven meetings in 1997. All of the Directors attended at least 75% of the meetings of the Board and the respective Committees of the Board of which they are members.

               The Board of Directors has the following standing committees:

Audit Committee

               The Audit Committee recommends the annual engagement of auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments, related fees, the accounting principles used in financial reporting, internal financial auditing procedures and the adequacy of internal control procedures. The Company anticipates that additional directors will be appointed to the Audit Committee as soon as practicable to ensure that a majority of the Audit Committee members are independent directors.

               The members of the Audit Committee are Ms. Pressman and Messrs. Applegate and Sperling.

Compensation and Stock Option Committee

               The Compensation and Stock Option Committee reviews and approves the remuneration arrangements for the officers and directors of the Company and reviews and recommends new executive compensation or stock plans in which the officers and/or directors are eligible to participate, including the granting of stock options.

               The members of the Compensation and Stock Option Committee are Messrs. Anderson, Applegate and Sperling.

               Executive Committee

               The by-laws of the Company provide for the establishment of an Executive Committee, which the Board of Directors has established. The by-laws provide that the Executive Committee shall consist of three members, one of which shall be designated by each of the Price family, AT&T Wireless/McCaw and Thomas H. Lee Equity Fund III, L.P. (the "THL Equity Fund") except during any period in which there is a significant overlap between the PCS licensed areas directly or indirectly owned, operated or controlled by, or attributed to AT&T Wireless/McCaw, or any affiliate of either and the cellular geographic service areas directly or indirectly owned, operated or controlled by, or attributed to, the Company or any affiliate thereof, in which case it shall consist of two members, one of which shall be designated by each of the Price family and THL Equity Fund.

               The affirmative vote of the Executive Committee of the Company with no members voting against will be required to designate any class or series of Preferred Stock or incur any indebtedness other than trade indebtedness incurred in the ordinary course of the Company's business and other than indebtedness not in excess of $1,000,000. The right of AT&T Wireless/McCaw and the THL Equity Fund to nominate a member to the Executive Committee shall terminate (a) with respect to AT&T Wireless/McCaw on the earlier to occur of (i) April 28, 2001 or (ii) such time as the number of fully diluted shares held by AT&T Wireless/McCaw is less than 7% of the total number of fully diluted shares then outstanding and (c) with respect to THL Equity Fund at such time as the number of fully diluted shares held by THL Equity Fund and the other purchasers of shares of Series A Cumulative Convertible Preferred Stock, par value $.01 per share, of the Company is less than 4,375,000 (without giving effect to certain reductions to the conversion value provided in the certificate of designation to such shares and subject to appropriate adjustment for subdivision, combination, consolidation or reclassification of such shares into a greater or lesser number of shares).

               The members of the Executive Committee are Messrs. Steven Price and Sperling.

Compensation of Directors

               Directors of the Company are not paid fees, other than Scott Anderson, who receives $35,000 per annum.

Executive Officers

               The following table sets forth certain information with respect to the executive officers of the Company.


    Name                                  Age     Office
-------------------------------------    -----    ----------------------------------------------------
Robert Price.........................     65      Director, Chairman
Steven Price.........................     36      Director, Chief Executive Officer and President
Stuart B. Rosenstein.................     37      Executive Vice President, Chief Financial Officer,
                                                  Treasurer and Assistant Secretary
Kim I. Pressman......................     41      Director, Executive Vice President and Secretary

               Stuart B. Rosenstein has been an Executive Vice President of the Company since April 1997 and Chief Financial Officer and Assistant Secretary since December 1993. Mr. Rosenstein has also served as Treasurer of the Company since December 1994. From September 1996 to April 1997, he was a Senior Vice President of the Company. From 1990 to December 1993, he was the Company's Controller and from 1990 to September 1996, he was a Vice President. Prior to that time, Mr. Rosenstein, a certified public accountant, was a senior manager with the accounting firm of Ernst & Young. Mr. Rosenstein has a B.S. degree from SUNY at Buffalo, where he graduated magna cum laude.

Item 11  Compensation of Executive Officers

               The following table sets forth the compensation earned in 1995, 1996, and 1997 by the Company's chief executive officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1997.


                          Summary Compensation Table

                                                                                               Long-Term
                                                                                             Compensation
                                                                 Annual Compensation            Awards
                                                               -----------------------       ------------
                                                                                               Number of
                                                                                               Securities
                                                                                               Underlying           All Other
Name and Principal Position                       Year          Salary        Bonus(1)         Options(2)         Compensation
---------------------------------------------     ----         --------       --------        -----------         ------------
Robert Price, Chairman (3)...................     1997         $325,000       $325,000                 0                 0
                                                  1996          325,000        325,000                 0                 0
                                                  1995          237,500        325,000           180,664                 0

Steven Price, Chief Executive Officer
and President................................     1997         $200,000       $325,000                 0            $    0
                                                  1996          195,609        165,000                 0                 0
                                                  1995          160,000        135,000           153,320                 0

Stuart B. Rosenstein, Executive Vice
President, Chief Financial Officer and
Treasurer....................................     1997         $225,000       $225,000                 0            $    0
                                                  1996          201,218        165,000            43,750                 0
                                                  1995          160,000        135,000           153,320                 0

Kim Pressman, Executive Vice
President and Secretary......................     1997          $98,333        $50,000                 0            $2,100
                                                  1996           26,154         50,000                 0                 0
                                                  1995           20,000         10,000                 0                 0

------------
(1) Bonuses for 1995 were paid in April 1996, bonuses for 1996 were paid in February 1997, and bonuses for 1997 were paid in January 1998.  See "--Compensation Committee Report to
    Stockholders--Compensation of the Chief Executive Officer."
(2) The stock options have been restated to give effect to all stock splits.
(3) Mr. Robert Price served as President of the Company until May, 1997.




                     Option/SAR Grants in Last Fiscal Year

                               Individual Grants

                                             Percent of
                                               Total
                             Number of        Options/                                           Potential Realizable
                             Securities         SARs                                                   Value at
                             Underlying      Granted to                                             Assumed Annual
                              Options/       Employees       Exercise or                            Rates of Stock
                                SARs         in Fiscal       Base Price       Expiration          Price Appreciation
          Name               Granted(#)         1997          ($/Share)          Date              For Option Term
-----------------------      ----------      ----------      -----------      -----------        --------------------
                                                                                                  5%             10%
                                                                                                 ----           -----
Robert Price............          0             0%               --               --              --              --

Steven Price............          0             0%               --               --              --              --

Stuart B. Rosenstein....          0             0%               --               --              --              --
__________________


            Aggregated Option/SAR Exercises in Last Fiscal Year and

                       Fiscal Year-End Option/SAR Values

                                                                    Number of
                                                                    Securities                 Value of
                                                                    Underlying               Unexercised
                                                                   Unexercised               In-the-Money
                                  Shares                           Options/SARs              Options/SARs
                                 Acquired                      at December 31, 1997      at December 31, 1997
                                    on           Value             Exercisable/              Exercisable/
            Name                 Exercise       Realized          Unexercisable             Unexercisable
----------------------------     --------      ---------       --------------------      --------------------

Robert Price................     742,188       $4,702,347              0/0                       0/0

Steven Price................        0              0              248,697/51,107         $1,575,606/$294,887

Stuart B. Rosenstein........        0              0              248,697/94,857         $1,575,606/$294,887

Kim I. Pressman.............        0              0              68,490/35,464            $297,282/$20,314

Compensation Committee Interlocks and Insider Participation

               The Compensation Committee is comprised of Messrs. Anderson, Applegate and Sperling.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

               Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's executive officers and Directors, and beneficial owners of more than 10% of the Class A Common Stock of the Company, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and Directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and Directors, the Company noted that no individual who, at any time during 1997, was a Director, officer or beneficial owner of more than 10% of the Class A Common Stock of the Company failed to file the reports required by Section 16(a) of the 1934 Act on a timely basis.

Item 12  Security Ownership of Management and Principal Stockholders of
         PriCellular

               The following table provides information with respect to the beneficial ownership of PriCellular's Common Stock by (i) each person known by PriCellular to be the beneficial owner of more than 5% of any class of PriCellular voting securities, (ii) each director, PriCellular's President and Chief Executive Officer and the four most highly compensated other executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder is the same as PriCellular. Except as discussed in the notes hereto, each holder has sole voting and investment power with respect to all shares of stock listed as owned by such person. All Information is provided as of December 31, 1997 unless otherwise indicated.


                                                                                Beneficial Ownership of
                                                                             Class A and B Common Stock(1)
                                                                ---------------------------------------------------------
                                                                                      Percentage of         Percentage of
                                                                                         Combined              Combined
Name of Beneficial Owner                                          Shares                 Classes                Voting
------------------------                                        ----------            -------------         -------------
Directors and Officers
Robert Price(2)..........................................        6,725,788                 12.36%                27.75%
Stuart B. Rosenstein(3)..................................          269,465                   0.5                  0.16
Kim I. Pressman(4).......................................           71,144                  0.13                  0.06
Steven Price(5)..........................................        3,472,371                  6.38                  16.5
Brion B. Applegate(6)....................................        2,780,452                  5.11                 11.26
Scott M. Sperling(7).....................................        7,244,640                 13.31                  3.83
All directors and officers as a group (6 persons)........       20,563,860                 37.78                 59.56

Other 5% Stockholders
AT&T Wireless Services, Inc.(8)..........................        6,537,544                 12.01                 15.96
  (formerly McCaw)
  5400 Carillon Point
  Kirkland, WA 98033
The Thomas H. Lee Company(9).............................        7,244,640                 13.31                  3.83
  75 State Street
  Boston, MA 02109
Putnam Investments, Inc.(10).............................        5,736,289                 10.54                  3.03
  One Post Office Square
  Boston, MA 02109
Eileen Farbman(11).......................................        3,714,644                  6.82                 19.58
  c/o Suite 3200
  45 Rockefeller Plaza
  NY, NY 10020
Janus Capital Corp.(12)..................................        3,914,449                  7.19                  2.07
  100 Fillmore Street
  Denver, CO 80206
Spectrum Equity Investors, L.P.(13)......................        2,780,452                  5.11                 11.26
  One International Place, 29th Floor
  Boston, MA 02110
The Public School Employees' Retirement System(14).......        3,622,320                  6.65                  1.92
  5 North 5th Street, Box 125
  Harrisburg, PA 17108
Price Communications Corporation(15).....................        3,124,334                  5.74                 10.32
  Suite 3200
  45 Rockefeller Plaza
  NY, NY 10020
Leo Farbman(16)..........................................        1,523,436                  2.8                   8.06
  c/o Suite 3200
  45 Rockefeller Plaza
  NY, NY 10020
Alexandra Farbman(17)....................................        1,523,436                  2.8                   8.06
  c/o Suite 3200
  45 Rockefeller Plaza
  NY, NY 10020
College Retirement Equities Fund(18).....................        2,130,650                  3.91                  1.13
 730 Third Avenue
 NY, NY 10017


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed as of any date to have "beneficial ownership" of any security that such person has a right to acquire within 60 days after such date. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership percentage of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person.

(2) Consists of 1,580,139 shares of Class B Common Stock and 106,588 shares of Class A Common Stock owned directly by Robert Price, 14,000 shares of Class A Common Stock held by Robert Price and Eileen Farbman, as joint tenants (see also footnote 11), 1,304,750 shares of Class A Common Stock held by Price Communications and warrants to purchase 1,819,584 shares of Class B Common Stock held by Price Communications that are currently exercisable (see also footnote 15) and 50,000 shares of Class A Common Stock and 50,000 shares Class B Common Stock held by Mr. Price as custodian for certain of his grandchildren.

(3) Consists of 3,906 shares of Class B Common Stock owned directly by Mr. Rosenstein and options to purchase 265,559 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are currently exercisable. Does not include options to purchase 95,495 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are not exercisable within 60 days.

(4) Consists of 3,906 shares of Class B Common Stock owned directly by Ms. Pressman and options to purchase 67,238 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are currently exercisable. Does not include options to purchase 66,716 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are not exercisable within 60 days. Includes 25,000 options to purchase shares of Class A Common Stock that are currently exercisable held in custody for her children.

(5) Consists of 3,080,537 shares of Class B Common Stock owned directly by Steven Price, 30,038 shares of Class A Common Stock owned directly by Steven Price and options to purchase 250,976 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are currently exercisable. Includes 110,820 options to purchase shares of Class A Common Stock held in custody for his daughter. Does not include options to purchase 48,828 shares of Class A Common Stock granted pursuant to the Company's 1994 Stock Option Plan that are not exercisable within 60 days.

(6) All of such shares are owned by Spectrum (see footnote 13). Pursuant to the definition of beneficial ownership in footnote 1, Brion Applegate may be deemed to have beneficial ownership of such shares as the general partner of the partnership which is the general partner of Spectrum.

(7) All of such shares are owned by The Thomas H. Lee Company and attributed to Scott M. Sperling, a Managing Director of The Thomas H. Lee Company, pursuant to the definition of beneficial ownership provided in footnote 1.

(8) Consists of 2,625,781 shares of Class B Common Stock and 3,911,763 shares of Class A Common Stock.

(9) Consists of 7,244,640 shares of Class A Common Stock currently issuable (subject to adjustments) upon conversion of 54,728 shares of the Company's Series A Preferred Stock held by Thomas H. Lee Equity Fund III L.P. and 5,272 shares of Series A Preferred Stock held by THL-CCI Investors Limited Partnership.

(10) Consists of 4,589,804 shares of Class A Common Stock issuable upon conversion of the Company's outstanding 10 3/4% Senior Subordinated Convertible Discount Notes due 2004 and 1,146,485 shares of Class A Common Stock. Information with respect to the shares of Class A Common Stock held is based on a Schedule 13G dated February 8, 1995, which reflects the collective beneficial ownership of Marsh & McLennan Companies, Inc., Putnam Investments, Inc. and its two wholly owned registered investment advisers (Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc.) and the Putnam New Opportunities Fund (the "Fund") (collectively, the "Putnam Entities"). According to the
     Schedule 13G, none of the Putnam Entities have the sole power to vote or dispose of any such shares of Class A Common Stock nor (except the Fund with respect to 506,250 of such shares) the shared power to vote any of such shares and all of the Putnam Entities have the shared power to dispose of such shares.

(11) Consists of 652,772 shares of Class B Common Stock and 1,000 shares of Class A Common Stock owned directly by Ms. Farbman, 14,000 shares of Class A Common Stock held by Robert Price and Eileen Farbman, as joint tenants (see also footnote 2), 761,718 shares of Class B Common Stock held by Eileen Farbman and Leo Farbman, as joint tenants, 761,718 shares of Class B Common Stock held by Eileen Farbman and Alexandra Farbman, as joint tenants and 761,718 shares of Class B Common Stock held by Eileen Farbman as custodian for Leo Farbman UGTMA until age 21 and 761,718 shares of Class B Common Stock held by Eileen Farbman as custodian for Alexandra Farbman UGTMA until age 21 (see also footnotes 16 and 17). Eileen Farbman is the daughter of Robert Price.

(12) Consists of 3,914,449 shares of Class A Common Stock. Information with respect to the shares of Class A Common Stock held is based on a
     Schedule 13G dated February 13, 1998, which reflects the collective beneficial ownership of Janus Capital Corporation, Janus Enterprise Fund, and Thomas H. Bailey, President of Janus Capital (collectively, the "Janus Reporting Persons"). According to the Schedule 13G, none of the Janus Reporting Persons has either the sole power to vote or to dispose of any such shares, and all of the Janus Reporting Persons have the shared power to vote and dispose of all such shares (except that Janus Enterprise Fund has shared power to vote and dispose of 1,077,025 shares only).

(13) Consists of 724,464 shares of Class A Common Stock currently issuable upon conversion of 6,000 shares of the Series A Preferred Stock and 2,055,988 shares of Class B Common Stock. Information with respect to the shares of Class B Common Stock and Series A Preferred Stock held is based on a Schedule 13D dated March 16, 1998 filed by Spectrum Equity Investors, L.P. ("SEI"), Spectrum Equity Associates, L.P. ("SEA"), Spectrum Equity Investors II, L.P., Spectrum Equity Associates II, L.P. and certain individual general partners of those partnerships including Brion Applegate (collectively, the "Spectrum Reporting Persons"). According to the 13D, none of the Spectrum Reporting Persons has either the sole power to vote or to dispose of any such shares; SEA, by virtue of being the general partner of Spectrum, and William Collatos and Brion Applegate, by virtue of being the general partners of SEA, may be deemed to have the shared power to vote and dispose of all of such shares. The above Schedule 13D was also filed by various entities and individuals associated with Sandler Capital Management (the "Sandler Reporting Persons"), who may be deemed to be a group with the Spectrum Reporting Persons. According to the Schedule 13D, neither the Sandler Reporting Persons nor the Spectrum Reporting Persons affirm the existence of such a group.

(14) Consists of 3,622,320 shares of Class A Common Stock currently issuable upon conversion of 30,000 shares of the Series A Preferred Stock.

(15) Consists of 1,304,750 shares of Class A Common Stock currently outstanding and 1,819,584 shares of Class B Common Stock issuable pursuant to warrants that are currently exercisable. See also footnote
     2. The per share price at which shares may be purchased pursuant to the warrants is $5.01 subject to adjustment.

(16) Consists of 761,718 shares of Class B Common Stock held by Eileen Farbman and Leo Farbman, as joint tenants and 761,718 shares of Class B Common Stock held by Eileen Farbman as custodian for Leo Farbman UGTMA until age 21 (see also footnote 11). Leo Farbman is the son of Eileen Farbman and grandson of Robert Price.

(17) Consists of 761,718 shares of Class B Common Stock held by Eileen Farbman and Alexandra Farbman, as joint tenants and 761,718 shares of Class B Common Stock held by Eileen Farbman as custodian for Alexandra Farbman UGTMA until age 21 (see also footnote 11). Alexandra Farbman is the daughter of Eileen Farbman and granddaughter of Robert Price.

(18) Consists of 2,130,650 shares of Class A Common Stock. Information with respect to shares of Class A Common Stock held is based on a Schedule 13G dated February 2, 1998, which reflects the collective beneficial ownership of College Retirement Equities Fund ("CREF") and its Investment adviser, TIAA-CREF Investment Management, LLC ("TIAA-CREF"). According to the Schedule 13G, CREF has sole power to vote all of such shares, and shares with TIAA-CREF the power to dispose of all of such shares.

               Several of the above shareholders are party to a voting agreement with American Cellular Corporation ("ACC"), dated as of March 6, 1998, pursuant to which such shareholders have agreed to vote in favor of the merger of ACC with and into the Company. See Item 13, "Certain Relationships and Related Transactions--Merger with American Cellular Corporation."

Item 13   Certain Relationships and Related Transactions

               Merger with American Cellular Corporation

               On March 6, 1998, the Company and American Cellular Corporation ("ACC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, ACC will be merged with and into the Company, with the Company to be the surviving corporation of such merger (the "Merger"). At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of Class A Common Stock, par value $0.01 per share of the Company (the "Class A Shares") and Class B Common Stock, par value $0.01 per share, of the Company will in each case be converted into the right to receive $14.00 in cash, without interest (the "Merger Consideration"), and each issued and outstanding share of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), of the Company will be converted into the right to receive the product of the Merger Consideration and the number of Class A Shares into which each such share of Series A Preferred Stock is convertible at such time in connection with a change of control. The Merger Agreement permits the Company, under certain circumstances, to respond to unsolicited third party acquisition proposals and, upon payment of certain fees to ACC, to terminate the Merger Agreement.

               Brion Applegate, one of the Company's directors, and Spectrum Equity Investors, L.P. ("Spectrum"), one of its principal stockholders, are each affiliated with ACC. Mr. Applegate is a general partner of Spectrum and an affiliate of Spectrum, Spectrum Equity Investors II, L.P., is a founding stockholder of ACC. In his capacity as a general partner of Spectrum, Mr. Applegate led the investor group that made ACC's acquisition proposal relating to the merger.

               In connection with the execution of the Merger Agreement, AT&T Wireless, Inc., The Thomas H. Lee Company, Steven Price and Eileen Farbman (collectively, the "Principal Shareholders") entered into a voting agreement (the "Voting Agreement") with ACC. Pursuant to the agreement, the Principal Shareholders, the beneficial owners of approximately 39% of the outstanding Common Stock and Preferred Stock of the Company (or 57% of the fully diluted voting power of the Company), agreed to vote their shares in favor of the approval and adoption of the Merger Agreement. The Voting Agreement terminates upon termination of the Merger Agreement.

               In connection with the execution of the Merger Agreement and the Voting Agreement, each of Spectrum and the Public School Employees' Retirement System ("PSERS") executed side letters agreeing not to exercise certain redemption rights associated with the shares of Series A Preferred Stock owned by them that may arise at such time as the Merger is approved by the Company's stockholders.

               Concurrently with the execution of the Merger Agreement, AT&T Wireless Services, Inc. ("AT&T Wireless/McCaw"), a principal shareholder of PriCellular, entered into a Consent and Waiver agreement with PriCellular. Pursuant to the Consent and Waiver agreement, AT&T Wireless/McCaw agreed to waive certain rights (including veto rights with respect to any merger between PriCellular and any other corporation) arising under the AT&T Wireless/McCaw Stockholders Agreement (see below) among PriCellular, AT&T Wireless/McCaw and the other shareholders of PriCellular party thereto in connection with the Merger. The Consent and Waiver agreement will only be effective if (i) pursuant to the Merger all outstanding shares of Class A Common Stock and Class B Common Stock of PriCellular are converted into the right to receive an amount in cash equal to not less than $14.00 per share; (ii) there is no material change to the Merger Agreement; and (iii) the beneficial owners of ACC's securities at the closing of the Merger are Spectrum, ACC's management and other financial institutions or investment entities.

AT&T Wireless/McCaw Registration Rights

               AT&T Wireless/McCaw is a principal stockholder of the Company, owning 2,625,781 shares of Class B Common Stock and 3,911,763 shares of Class A Common Stock. As of February 9, 1996, the Company agreed, and Harvard Private Capital, Spectrum, THL Equity Fund, THL-CCI Investors Limited Partnership ("THL-CCI"), PSERS and Dominion Cellular, Inc. ("Dominion") consented, to provide AT&T Wireless/McCaw with certain registration rights (the "McCaw Registration Rights"). The McCaw Registration Rights are substantially the same as the Registration Rights described below, except that AT&T Wireless/McCaw will be entitled to one demand registration and participation rights in registrations proposed to be effected by the Company.

Other Registration Rights

               On February 9, 1996, the Company, Aeneas Venture Corp., an affiliate of Harvard Private Capital Group, Inc. ("Harvard"), Spectrum, THL Equity Fund, THL-CCI, PSERS and Dominion entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights"), which superseded and canceled the Amended and Restated Registration Rights Agreement dated as of December 28, 1995 among the same parties. The agreement provided, subject to certain limitations, that Spectrum will have the right to one demand registration, Harvard Private Capital will have the right to two demand registrations, THL Equity Fund (together with THL-CCI) will have the right to two demand registrations and PSERS will have the right to two demand registrations. The minimum amount of securities that must be registered pursuant to these demand rights is, for each of Harvard, THL and PSERS, 20% of the Harvard registrable securities, the THL registrable securities and the PSERS registrable securities (or a lesser amount of shares whose aggregate offering price is expected to be at least $10 million), respectively, or, for Spectrum, 40% of the Spectrum registrable securities. In each demand registration, holders of registrable securities other than the holders initiating the registration may include their securities in such registration, subject to certain notice requirements. The Registration Rights further provide, subject to certain limitations, that in the event the Company proposes to register any of its equity securities in connection with a public offering, the Company will use its best efforts to have such registration cover all of the registrable securities, subject to certain notice requirements.

Harvard Share Repurchase

               In July, 1997, the Company repurchased and retired, under separate authorization of its Board of Directors, 1,948,052 shares of Class B Common Stock from Harvard at $9.00 per share, which was the then current market price at the date of the transaction. In addition, 56,275 warrants to purchase shares of Class B Common Stock, also owned by Harvard, were redeemed at a net cash expenditure of $3.83 per warrant ($9.00, the then current market price, less the exercise price of %5.17).

AT&T Operating Agreement

               During 1997, there remained in effect an Operating Agreement between the Company and AT&T Wireless/McCaw dated as of April 28, 1994 (the "1994 Operating Agreement"). The 1994 Operating Agreement provided that AT&T Wireless/McCaw would (i) assist the Company and its subsidiaries in evaluating potential acquisitions, (ii) make available to the Company its volume purchase discounts on cellular system switches, cell site equipment and other equipment,
(iii) use its efforts to cause certain of its service vendors to provide services to the Company on terms comparable to those provided to AT&T Wireless/McCaw, (iv) assist the Company in negotiating favorable price terms with vendors, (v) use reasonable efforts to help the Company secure financing arrangements with vendors of cellular service equipment, (vi) assist the Company in its capital financing efforts, (vii) along with the Company, use its best efforts to design and construct adjacent cellular systems, and (viii) provide the Company with access to information relating to sales and marketing, technology, and cellular system operating techniques (subject to certain restrictions). The 1994 Operating Agreement also provided that any of the Company's adjacent systems had the right to enter into switch sharing and roaming arrangements with AT&T Wireless/McCaw or certain of its affiliates. During 1997, no fees were paid either to or by the Company pursuant to the 1994 Operating Agreement. During 1997 and 1998, the Company engaged in discussions with AT&T Wireless/McCaw to enter into a new agreement to replace the 1994 Operating Agreement.

               In addition, during 1997 the Company began a limited trial of reselling AT&T Wireless/McCaw's cellular service in certain portions of the New York City MSA. The arrangement was negotiated in the normal course of business and the fees paid by the Company to AT&T Wireless/McCaw were consistent with those paid by other resellers of AT&T Wireless/McCaw's cellular service. At December 31, 1997, the Company had approximately 1300 customers serviced by the reselling arrangement, which generated approximately $550,000 in revenue during 1997. The fees paid to AT&T Wireless/McCaw during 1997 totaled $367,000. The arrangement was discontinued in May, 1998.

Stockholders Agreements

               AT&T Wireless/McCaw Stockholders Agreement

               On April 28, 1994, in connection with the sale of 1,625,000 shares of the Company's Class B Common Stock, the Company and AT&T Wireless/McCaw entered into, among other agreements, a Stockholders Agreement (the "AT&T Wireless/McCaw Stockholders Agreement"). The AT&T Wireless/McCaw Stockholders Agreement (as amended through July 28, 1995) contains, among other provisions, agreements with respect to (i) preemptive rights on sales of additional stock, (ii) asset purchase rights, (iii) rights of first refusal in sales of existing stock, (iv) co-sale rights to participate in sales by certain stockholders and (v) rights concerning the election of directors of the Company. The preemptive rights provide, subject to certain limitations, that in the event the Company issues to a third party any stock, rights or instruments, as defined in the agreement, AT&T Wireless/McCaw will have the right to purchase such stock, rights or instruments on the same terms as the third party so as to maintain the same proportional interest of the fully diluted equity securities of the Company as was held by AT&T Wireless/McCaw prior to the issuance of such stock, rights or instruments. The asset purchase rights provide, subject to certain limitations, that in the event the Company offers to sell to a third party any asset for a purchase price which exceeds five percent of the value of the Company or $1.5 million, AT&T Wireless/McCaw shall have the right to purchase such asset on the same terms as the third party. The rights of first refusal provide, subject to certain limitations and modified in part by another stockholders agreement to which the company is a party, that in any offer to sell or otherwise dispose of shares of stock in the Company by a stockholder, each of the Company and AT&T Wireless/McCaw shall have a right of first refusal to acquire its pro rata portion of such stock. The co-sale rights provide that prior to any public offering AT&T Wireless/McCaw shall have the right to share on a pro rata basis, as described in the agreement, in any sale of stock of the Company by a member of the Price family (with certain exceptions). With regard to the composition of the board of directors of the Company, AT&T Wireless/McCaw will be entitled to elect one director.

               The AT&T Wireless/McCaw Stockholders Agreement also contains a series of negative covenants whereby the Company, among other provisions, agrees that without the written consent of AT&T Wireless/McCaw it will not acquire through the purchase of stock or assets an interest in any business or other entity the value of which exceeds 10% of the value of the Company unless AT&T Wireless/McCaw has made a bona fide attempt to acquire such stock or assets. Pursuant to the negative covenants, the Company further agrees that it will not
(i) enter into any business not related to wireless communications, (ii) amend its organizing documents in a manner that would have a material adverse effect on the rights and preferences of AT&T Wireless/McCaw as a stockholder and (iii) bid on or apply for a license to construct or operate any non-wireline system if such bid or application would preclude AT&T Wireless/McCaw from bidding, applying or obtaining such license or permit.

               Termination of the AT&T Wireless/McCaw Stockholders Agreement occurs with respect to preemptive rights, asset purchase rights, rights of first refusal and co-sale rights upon the earlier of the seventh anniversary of the agreement or a reduction in AT&T Wireless/McCaw's ownership to 7% of the Company on a fully diluted basis. With regard to the board election rights and the negative covenants of the Company, the AT&T Wireless/McCaw Stockholders Agreement will terminate on the earlier of the dates described in the previous sentence or on the third anniversary of the agreement if the Company is unable to acquire assets representing two million Pops due, in substantial part, to (x) AT&T Wireless/McCaw's refusal to consent to acquisitions by the Company of cellular systems or (y) AT&T Wireless/McCaw's acquisition of non-contiguous, non-wireline cellular systems which the Company would otherwise have acquired.

               Voting Agreement

               Since December, 1995, the Company and several of its principal shareholders (including AT&T Wireless/McCaw, The Thomas H. Lee Company, Spectrum and certain members of the Price family) have been parties to a Voting Agreement (the "1995 Voting Agreement") pursuant to which certain shareholders were given the right to designate nominees to the Company's Board, for which all other parties to the Agreement would vote. Under the Agreement, each of Harvard, AT&T Wireless/McCaw, Spectrum and The Thomas H. Lee Company were given the right to designate one nominee for the Board (subject to certain limitations), and the Price family was given the right to designate such number of nominees as would constitute a majority of the Board. Each stockholder further agreed not to vote to remove any member of the Board designated by one of the above parties unless such designating party also voted to remove such director. The 1995 Voting Agreement terminates (A) with respect to AT&T Wireless/McCaw, on the earlier to occur of (i) April 28, 2001 or (ii) such time as the number of fully-diluted shares (as defined therein) held by AT&T Wireless/McCaw is less than 7% of the total number of fully diluted shares then outstanding and (B) with respect to The Thomas H. Lee Company, at such time as the number of fully-diluted shares held by affiliates of The Thomas H. Lee Company plus those held by PSERS is less than 2,800,000 (subject to adjustment). The 1995 Voting Agreement has already terminated with respect to Harvard and Spectrum.

                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 7th day of May 1998.

                                       PriCellular Corporation



                                       By: /s/ Steven Price
                                          ------------------------------------
                                          Steven Price
                                          President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                  Title                              Date
                ---------                                  -----                              ----
            /s/ Steven Price                 Director and President (Principal             May 7, 1998
------------------------------------------   Executive Officer
              Steven Price

        /s/ Stuart B. Rosenstein             Senior Vice President, Chief Financial        May 7, 1998
------------------------------------------   Officer and Treasurer (Principal
          Stuart B. Rosenstein               Financial and Accounting Officer

           /s/ Kim I. Pressman               Director, Vice President and Secretary        May 7, 1998
------------------------------------------   Corporate Development
             Kim I. Pressman

           /s/ Scott Anderson                Director                                      May 7, 1998
------------------------------------------
             Scott Anderson
                                             Director
------------------------------------------
             Brion Applegate
                                             Director
------------------------------------------
              Robert Price
                                             Director
------------------------------------------
             Scott Sperling

*By:
    --------------------------------------
         [                       ]
             Attorney-in-fact