Form 10-Q
period 1998-03-31
PRICELLULAR CORP
filed 1998-05-15
CIK 932089

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __________________ to _______________

Commission File Number 1-13526
                       -------

                             PRICELLULAR CORPORATION

           (Exact name of the registrant as specified in its charter)

            Delaware                               22-3043811
-----------------------------------       --------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 Incorporation or organization)               Identification No.)

     711 Westchester Avenue
     White Plains, New York                          10604
-----------------------------------       --------------------------------------
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

Class A Common Stock, $0.01 Par Value - 21,987,847 shares as of May 10, 1998 Class B Common Stock, $0.01 Par Value - 12,970,994 shares as of May 10, 1998
--------------------------------------------------------------------------------

                                      Index

                    PriCellular Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets--March 31, 1998
   and December 31, 1997.............................................  2
  Condensed Consolidated Statements of Operations--Three
    Months Ended March 31, 1998 and 1997.............................  3
  Condensed Consolidated Statements of Cash Flows--Three Months Ended
   March 31, 1998 and 1997...........................................  4
  Notes to Condensed Consolidated Financial Statements...............  6

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations......................................... 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................ 12
Item 2. Changes in Securities........................................ 12
Item 3. Defaults upon Senior Securities.............................. 12
Item 4. Submission of Matters to a Vote of Security Holders.......... 12
Item 5. Other Information............................................ 13
Item 6. Exhibits and Reports on Form 8-K............................. 13

Signature............................................................ 14

Part I. Financial Information
Item 1. Financial Statements

                    PriCellular Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)

                                                       March 31,  December 31,
                                                         1998         1997
                                                       -----------------------
                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                            $  60,884   $  61,357
  Accounts receivable (less allowance of $1,636 in
   1998 and $1,686 in 1997)                               22,981      19,465
  Inventory                                                1,553       2,232
  Other current assets                                     1,468       1,797
                                                       ---------------------
Total current assets                                      86,886      84,851

Fixed assets--at cost:
  Cellular facilities, equipment and other               147,337     134,156
  Less accumulated depreciation                          (34,147)    (29,302)
                                                       ---------------------
Net fixed assets                                         113,190     104,854

Investment in cellular operations                         37,007      37,017
Cellular licenses (less accumulated amortization of
  $26,779 in 1998 and $23,119 in 1997)                   560,706     493,315
Deferred financing costs (less accumulated
  amortization of $5,839 in 1998
  and $5,191 in 1997)                                     13,939      13,352
Cash committed for the acquisition of cellular
  operations                                                          13,000
Other assets                                               1,242       1,268
                                                       ---------------------
Total assets                                           $ 812,970   $ 747,656
                                                       =====================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                $  44,938   $  38,208
  Other current liabilities                                1,313       2,125
                                                       ---------------------
Total current liabilities                                 46,251      40,333

Long-term debt                                           635,016     568,323
Deferred taxes                                             3,797       3,797
Other long-term liabilities                                1,055       1,023

Stockholders' equity:
  Preferred Stock, $0.01 par:
   Series A, cumulative convertible: authorized
    10,000,000 shares; issued and
     outstanding 96,000 shares
  Common Stock, $0.01 par:                                     1           1
   Class A: Authorized 100,000,000 shares; issued and
     outstanding 21,987,847 shares                           220         218

   Class B: Authorized 50,000,000 shares;
     issued and outstanding 12,970,994 shares                129         131
  Additional paid-in capital                             180,704     180,704
  Accumulated deficit                                    (54,203)    (46,874)
                                                       ---------------------
Total stockholders' equity                               126,851     134,180
                                                       ---------------------
Total liabilities and stockholders' equity             $ 812,970   $ 747,656
                                                       =====================


See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                    (Dollars in Thousands, except share data)

                                   Three Months Ended
                                        March 31
                                   1998           1997
                               ---------------------------
Revenues
Cellular service               $     48,000    $    32,679
Equipment sales                       1,341          1,140
Other                                 2,162          1,747
                               ---------------------------
                                     51,503         35,566

Costs and expenses
Cost of cellular service             13,460          9,274
Cost of equipment sold                2,630          2,467
Selling, general and
  administrative                     14,779         11,278
Non-recurring charges                 2,389             --
Depreciation and amortization         8,532          6,724
                               ---------------------------
                                     41,790         29,743
                               ---------------------------
Operating income (loss)               9,713          5,823

Other income (expense)
Gain  on sale of investment
  in cellular operations                 --          8,451
Interest expense, net               (17,854)       (14,696)
Other income, net                       812            812
                               ---------------------------
                                    (17,042)        (5,433)
                               ---------------------------
Net income (loss)              $     (7,329)   $       390
                               ===========================

Net income (loss) after
  adjustment for accrued
  preferred stock dividend     $     (9,028)   $    (1,209)
                               ===========================
Basic and diluted earnings
  (loss) per common share      $       (.26)   $      (.03)
                               ===========================
Weighted average number of
  common shares used in
  computation of net income
  (loss) per common share        34,959,000     39,058,000


See notes to condensed consolidated financial statements.

                    PriCellular Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                     Three months ended
                                                          March 31
                                                        1998        1997
                                                   ---------------------

Net cash provided by operating activities          $  12,703   $   5,911
                                                   ---------------------
Investing activities
Purchase of cellular equipment                       (11,459)     (6,494)
Proceeds from sale of cellular operations                 --      24,396
Acquisition of cellular operations                      (481)    (12,754)
Investment in cellular operations                         --      (2,523)
Refund of escrow and deposit for Personal
  Communications Service auction                          --       7,000
                                                   ---------------------
Net cash provided by (used in)
 investing activities                                (11,940)      9,625
                                                   ---------------------
Financing activities
Costs incurred in connection with the issuance of
  preferred
  and common stock                                        --        (205)
Payments for deferred financing costs                 (1,236)       (292)
Proceeds from exercise of stock option                    --          15
Purchase and retirement of common stock                   --     (15,440)
                                                   ---------------------
Net cash used in financing activities                 (1,236)    (15,922)
                                                   ---------------------

Decrease in cash and cash equivalents                   (473)       (386)
Cash and cash equivalents at beginning of period      61,357     100,364
                                                   ---------------------
Cash and cash equivalents at end of period         $  60,884   $  99,978
                                                   =====================

                    PriCellular Corporation and Subsidiaries

                             (Dollars in Thousands)


                                                     Three months ended
                                                          March 31
                                                       1998      1997
                                                     ------------------

Supplemental disclosure of cash flow
 information
Cash paid during the period for:
  Interest                                          $    96     $    --
  Income taxes                                           78       1,307

Supplemental schedule of noncash investing
  activities
Common stock issued in connection with acquisition
  of cellular operation                                  --      19,125

Utilization of cash committed for the acquisition
  of cellular operations                             13,000      91,400
Debt issued in connection with acquisition of
  cellular license                                   60,000      19,429

Supplemental schedule of noncash financing
  activities
Conversion of Class B Common Stock to Class A
  Common Stock                                            2           3



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

The condensed consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Net Income (Loss) per Share

All earnings (loss) per share amounts for all periods have been presented and, where appropriate restated to conform to Financial Accounting Standards Board Statement No. 128 issued in 1997. For the periods ending March 31 1998 and 1997, no effect has been given to options outstanding under the Company's 1994 Stock Option Plan, outstanding warrants to purchase Class B common stock, the 12-3/4% Senior Convertible Discount Notes or the Cumulative Convertible Preferred Stock, since the exercise of any of these items would have an antidilutive effect on net loss per share.


3.    Sale of the Company

On March 6, 1998 the Company and American Cellular Corporation ("ACC") entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which ACC will merge into the Company, with ACC to be the surviving corporation. At the effective time each issued and outstanding share of Class A and Class B common stock and the outstanding Series A Convertible Preferred stock will be redeemed at $14.00 per share payable in cash.

In connection with the Merger Agreement, the Principal Shareholders of the Company entered into a voting agreement with ACC. Pursuant to the agreement, the Principal Shareholders, the beneficial owners of approximately 39% of the outstanding common stock and preferred stock of the Company (or 57% of the fully diluted voting power of the Company), agreed to vote

                    PriCellular Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

their shares in favor of the adoption of the Merger Agreement. The transaction is subject to, among other things, regulatory approvals.

As a result of this transaction, the Company has incurred approximately $2.4 million in fees and expenses which amounts are shown as non-recurring charges on the Condensed Consolidated Statement of Operations.

4.    Acquisition of Cellular Operation

On January 15, 1998, Kyle Cellular, a wholly owned subsidiary of the Company, acquired the TN-4 RSA with approximately 264,000 Pops from Bachtel Liquidity, L.P., an affiliate of Bachow & Associates, Inc. for approximately $73.0 million in cash. The RSA , adjacent to three MSAs including Knoxville TN, is located south of the Company's Kentucky Cluster and features such tourist attractions as the towns of Gatlinburg and Pigeon Forge , Dollywood and the entrance to the Great Smoky Mountains National Park. Of the total purchase price, $13.0 million was funded through cash committed for the acquisition at December 31, 1997 with the balance provided by a $60.0 million Senior Secured Reducing Revolver due in the year 2005.

                    PriCellular Corporation and Subsidiaries

4.    Acquisition of Cellular Operations (continued)

The above acquisition is accounted for on the purchase method and is included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended March 31, 1997, assuming the acquisition was consummated as of January 1, 1997, is as follows:

                                       March 31,
                                         1997
                                       --------

Revenue                                $ 39,065
                                       ========
Net loss                               $ (1,218)
                                       ========
Net loss per common share              $   (.03)
                                       ========

5.    Long-Term Debt

In January 1998, the Company, through its wholly owned subsidiary Kyle Cellular, entered into a $60.0 million Senior Secured Reducing Revolver (the "Borrowing") with J.P. Morgan Securities Inc. The Borrowing matures eight years from the closing date with repayment commencing in the year 2001 and final payment in the year 2005 with payments ranging from 10.0% to 25.0% of the then outstanding balance. Interst is currently charged at the LIBOR rate plus a premium ranging from 1.500% to 2.2500% depending on the ratio of debt to cash flow as defined. The Borrowing requires the attainment of certain financial ratios in order to maintain the permitted level of indebtedness. Violation of such ratios requires the permanent prepayment of an amount to cure the deficiency. The Borrowing is secured by the assets of Kyle Cellular.

Pursuant to the agreement the Company has entered into an interest rate swap which effectively converts a portion of the interest on the outstanding indebtedness from a variable rate basis to a fixed rate basis. The notional amount required to be hedged is 50% of the aggregate outstanding principal amount.For the period commencing January 21, 1998 and ending July 21, 1998 the Company has "locked in" an effective annual rate of 7.64% on the total outstanding indebtedeness of $60.0 million.

6.    Legal Proceedings

On March 24, 1998, a purported class action lawsuit was filed in the Supreme Court of the State of New York, County of Westchester, allegedly on behalf of the stockholders of the Company, against the Company (as nominal defendant) and certain of the Company's directors (the "eIndividual Defendants"), Doyle v. Price et. al., Index No. 98-04050. The complaint alleges breach of fiduciary duties to the stockholders of the Company and that the proposed acquisition of the Company by ACC (the "Transaction") involves unfair dealing and an unfair and inadequate price. The complaint also alleges, among other things, that certain of the terms of the proposed Transaction, including the break-up fee, are improper, and that ACC is controlled by at least one of the Company's directors. The complaint seeks to enjoin the contemplated Transaction, recission if the Transaction is consummated, and unspecified compensatory or recissionary damages, and costs, including attorneys' fees and experts' fees. The Company believes that the complaint is without merit and that the Individual Defendants deny all allegations or wrongdoing set forth in the complaint.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The current three month period ending March 31, 1998 reflects the continuing financial growth of the Company's operations. Net subscriber additions approximated 25,000 for the current quarter of which approximately 14,400 were from internal growth, which is comparable to last year's first quarter. The Company ended the current period with approximately 275,000 subscribers resulting in penetration of 5.4% compared to approximately 179,000 subscribers and a penetration rate of 3.8% at March 31, 1997. Churn for the Company continued its improvement ending the current quarter at a rate of 1.4% compared to 1.6% for last year's three month period.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $19.1 million for the first quarter of 1998 compared to $13.4 million for the same period in 1997 or an increase of 43%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company in fact expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

Except for the acquisition of the TN-4 RSA in January 1998, the financial results of the Company are substantially comparable. The following is principally a function of operations and not a result of acquisitions.

Historical Results of Operations

Three months ended March 31, 1998 compared with three months ended March 31, 1997.

Revenues for the quarter ended March 31, 1998 increased to $51.5 million (consisting of cellular service revenues of $48.0 million, equipment sales revenues of $1.3 million and other revenues of $2.2 million) from $35.6 million (consisting of cellular service revenues of $32.7 million, equipment sales revenues of $1.1 million and other revenue of $1.8 million). The significant increase in the subscriber base which generates additional monthly revenue and increased air time revenue is the primary reason for the increase. In addition the Company's commitment to improving coverage in the markets through capital additions has resulted in increased roaming revenue.

Total expenses for the quarter ended March 31, 1998 increased to $41.8 million (consisting of cost of cellular service of $13.5 million, cost of equipment sold of $2.6 million, selling, general and administrative expenses of $14.8 million, non-recurring charges related to the sale of the Company of $2.4 million and depreciation and amortization of $8.5 million) from $29.7 million of operating expenses for the quarter ended March 31, 1997 (consisting of cost of cellular service of $9.3 million, cost of equipment sold of $2.4 million, selling, general and administrative expenses of $11.3 million and depreciation and amortization of $6.7 million).

The primary factor contributing to the increase in expenses is the increase in the volume of revenue due to the growth of the business. On a percentage basis the cost of cellular service represents 28% of cellular revenue both for the current and prior three month periods. Operating expenses consisting of the cost of cellular servive, the cost of equipment and selling, general and administrative expenses increased by $7.9 million, but as a percentage of total revenue decreased from 65% for the quarter ending March 31, 1997 to 60% for the current quarter.

The gain on sale of investment in cellular operations resulted from the sale in January 1997 of the Florence AL MSA and AL-1B RSA.

Interest expense, net increased to $17.9 million from $14.7 million due to the Company's issuance of $60.0 million of a Senior Secured Reducing Revolver at an effective rate of approximately 7.7% per annum in January 1998, a reduction in the amount of interest earned resulting from the lower cash balances for the current three months and higher interest expense for the discounted indebtedness outstanding as their balances approach the face value of the Notes.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of March 31, 1998, the Company had $60.9 million of cash and cash equivalents and $40.6 million of working capital.

During the first three months of 1998, the Company's principal source of cash was $12.7 million from operations. The principal use of cash was $11.5 million for the acquisition of cellular equipment The acquisition of the TN-4 RSA for approximately $73.0 million was financed through the issuance of $60.0 million of debt and the utilization of $13.0 million of cash previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the Company at the end of 1997, and not included in the opening cash balance of $61.4 million.

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company continues to make a commitment to enhance its market's performance, particularly those acquired during 1996 and 1997, as well as expand its marketing effects which include, but are not limited to an increase in funds for advertising, cellular telephone inventory purchase and other expenditures relating to subscriber growth.

During the second quarter of 1998, the Company will pay approximately $22.0 million in interest and approximately $44.0 million for the remainder of the year on their fully accreted Notes

Part  II. Other Information

Item  1. Legal Proceedings

      On March 24, 1998, a purported class action lawsuit was filed in the Supreme Court of the State of New York, County of Westchester, allegedly on behalf of the stockholders of the Company, against the Company (as nominal defendant) and certain of the Company's directors (the "Individual Defendants"), Doyle v. Price et. al., Index No. 98-04050. The complaint alleges breach of fiduciary duties to the stockholders of the Company and that the proposed acquisition of the Company by ACC (the "Transaction") involves unfair dealing and an unfair and inadequate price. The complaint also alleges, among other things, that certain of the terms of the proposed Transaction, including the break-up fee, are improper, and that ACC is controlled by at least one of the Company's directors. The complaint seeks to enjoin the contemplated Transaction, recission if the Transaction is consummated, and unspecified compensatory or recissionary damages, and costs, including attorneys' fees and experts' fees. The Company believes that the complaint is without merit and that the Individual Defendants deny all allegations or wrongdoing set forth in the complaint.

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

                             PRICELLULAR CORPORATION


                                 By: /s/ Steven Price
                                     ---------------------------------
                                 Name:  Steven Price
                                 Title: President

                                 By: /s/ Stuart Rosenstein
                                     ---------------------------------
                                 Name:  Stuart Rosenstein
                                 Title: Executive Vice President/
                                        Chief Financial Officer

Date: May 15, 1998