Form 10-K/A
period 1997-12-31
PRICELLULAR CORP
filed 1998-05-22
CIK 932089

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                       TO
                                 ---------------
(Mark One)
    X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
   ---       Exchange Act of 1934


             For the Fiscal Year Ended December 31, 1997

                       or

   ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________

                        Commission File Number: 1-13526

                             PRICELLULAR CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                            22-3043811
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

711 Westchester Avenue
White Plains, New York                                        10604
(Address of  principal                                     (Zip Code)
executive offices)

       Registrant's telephone number, including area code: (914) 422-0800

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 20, 1998 was approximately $212,000,000.

The number of shares outstanding of each class of the registrant's common stock, as of May 20, 1998, was 21,987,847 shares of Class A Common Stock and
12,970,994 shares of Class B Common Stock.

Documents incorporated by reference: PriceCellular's Annual Reports on Form 10-K for the years ended December 31, 1996 and 1995.

===============================================================================


                                Table of Contents

Part I

Item 1.           Business................................................    2
                  General.................................................    2
                  Cellular Markets and Systems............................    4
                  Acquisitions and Dispositions...........................    6
                  Recent Developments.....................................    9
                  Business Strategy.......................................    9
                  Cellular Operations.....................................   11
                  Overview of Cellular Telephone Industry.................   17
                  Regulations.............................................   21
Item 2.           Properties..............................................   25
Item 3.           Legal Proceedings.......................................   25
Item 4.           Submission of Matters to a Vote of Security Holders.....   25

Part II

Item 5.           Market for the Company's Common Equity and
                    Related Stockholder Matters...........................   26
Item 6.           Selected Financial Data.................................   27
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................   29
Item 8.           Financial Statements and Supplementary Data.............   35
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................   35

Part III

Items 10., 11.,
 12. and 13.      Directors and Executive Officers of the Registrant,
                    Executive Compensation, Security Ownership of
                    Certain Beneficial Owners and Management and
                    Certain Relationships and Related Transactions........   36

Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K...........................................   49

Exhibit Index       ......................................................   49

Signatures          ......................................................   52




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

                                                Total                                      Date of
                  Market(a)                      Pops        Ownership      Net Pops     Acquisition
    --------------------------------------- --------------- ------------- -------------- -------------
    Upper Midwest Cluster
    Duluth, MN/Superior, WI MSA                240,234          100.0%        240,234       04/28/94
    Eau Claire, WI MSA                         143,701           96.7%        139,001       04/28/94
    Wausau, WI MSA                             121,727           95.1%        115,715       03/28/95
    MN-2A RSA                                   38,766          100.0%         38,766       07/07/95
    MN-3 RSA                                    59,528          100.0%         59,528       04/28/94
    MN-4 RSA                                    15,226          100.0%         15,226       08/10/95
    MN-5 RSA                                   207,107          100.0%        207,107       07/07/95
    MN-6 RSA                                   220,067          100.0%        220,067       11/23/94
    WI-1 RSA                                   110,749          100.0%        110,749       04/28/94
    WI-2 RSA                                    85,645          100.0%         85,645       11/18/96
    WI-3 RSA                                   140,697          100.0%        140,697       11/23/94
    WI-4 RSA                                   118,993          100.0%        118,993       01/07/97
    WI-5 RSA                                    81,194          100.0%         81,194       05/29/97
    WI-6A RSA                                   32,939          100.0%         32,939       11/23/94
    MI-1 RSA                                   203,391          100.0%        203,391       03/07/95

    Mid-Atlantic Cluster
    OH-7 RSA                                   257,290          100.0%        257,290       09/27/95
    OH-10A RSA                                  62,345          100.0%         62,345       09/29/95
    PA-9 RSA                                   188,096          100.0%        188,096       02/02/96
    WV-2 RSA                                    79,567          100.0%         79,567       12/20/95
    WV-3 RSA                                   269,709          100.0%        269,709       07/23/96

    New York Cluster
    Orange County, NY MSA                      327,053          100.0%        327,053       10/17/96
    Poughkeepsie, NY MSA                       263,723           95.6%        251,997       04/23/96
    NY-5 RSA                                   382,180          100.0%        382,180       12/29/95
    NY-6 RSA                                   111,373          100.0%        111,373       04/23/96

    Kentucky Cluster
    KY-4 RSA                                   245,952          100.0%        245,952       01/07/97
    KY-5 RSA                                   158,204          100.0%        158,204       01/07/97
    KY-6 RSA                                   260,920          100.0%        260,920       01/07/97
    KY-8 RSA                                   119,840          100.0%        119,840       01/07/97
    TN-4 RSA                                   263,553          100.0%        263,553       01/15/98

    Southwestern Bell Joint Venture
    Laredo, TX MSA                             176,162           44.5%         78,392       11/30/95
    IL-4 RSA                                   216,119           44.5%         96,173       11/30/95
    IL-6 RSA                                   201,234           44.5%         89,550       11/30/95
    Other Interests                              n/a              n/a          45,842        various
                                            -----------                   ------------
    Total                                    5,403,284                      5,097,288
                                            ===========                   ============

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

                                                                    Years ended December 31

                                                 -------------------------------------------------------------
                                                    1997         1996        1995        1994         1993
                                                 ------------ ----------- ----------- ------------ -----------
   Ending subscribers (1)                         250,441       150,328      78,227     17,344        9,886
   Ending penetration (2)                             5.2%          3.8%        2.2%       .95%         .53%
   Ending Pops (in millions)                          4.8           3.9         3.6        1.8          1.8
   Churn (3)                                          1.5%          1.6%        2.0%       2.7%         3.2%
   Average monthly revenue per subscriber (4)         $72           $82        $107       $123         $156
   Average marketing cost per net subscriber         $399          $371        $403       $497         $496
     addition (5)

------------------------
(1) Each billable telephone number in service represents one subscriber, not including test, demonstration or other telephone numbers for which payment is not expected.

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

     Company Cluster                   Competitors                         Adjoining Systems
--------------------------- ---------------------------------- -------------------------------------------
Upper Midwest Cluster       Air Touch Communications, Inc.     AT&T
                            United States Cellular Corp.       BellSouth
                            CelluLink                          Western Wireless
                            Cellular 2000
                            CellCom
                            Century Telephone Enterprises

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

The following table sets forth information published by the Cellular Telecommunication Industry Association ("CTIA") with respect to the number of subscribers served by cellular, PCS and ESMR telephone systems in the United States and the combined penetration rate of such operators as of the dates indicated:

                                                            As of December 31
                                        1996         1995          1994         1993          1992
                                    ------------- ------------ ------------- ------------ -------------
Subscribers (in thousands)             44,706        33,786       24,134        16,009       11,033
Ending penetration (1)                  16.9%         12.8%         9.1%          6.1%         4.1%

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

                           Period                High              Low
------------------------------------------ ----------------- -----------------
1996:
   First Quarter                               $ 10.70           $  7.20
   Second Quarter                                11.60              9.40
   Third Quarter                                 11.90              7.40
   Fourth Quarter                                12.75             10.63
1997:
   First Quarter                               $ 11.38           $  8.00
   Second Quarter                                 9.25              7.31
   Third Quarter                                 10.25              7.50
   Fourth Quarter                                12.13              9.13
1998:
   First Quarter through March 18, 1998        $ 13.63           $ 10.25

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

                                                                   Years ended December 31
                                                 1997         1996          1995           1994        1993 (3)
                                             ------------- ------------ -------------- ------------- -------------
                                                              (In thousands, except share data)

Statement of Operations Data:

   Operating revenues                         $ 181,000      $112,616     $ 41,504         $5,209      $  3,809
   Cost of cellular service                      48,691       29,571        10,694          1,892           835
   Cost of equipment sold                        12,841       10,073         4,951            814           255
                                             ------------- ------------ -------------- ------------- -------------
   Gross margin                                 119,468       72,972        25,859          2,503         2,719
   Selling, general and administrative           53,485       34,502        16,512          6,005         1,659
   Depreciation and amortization                 28,759       19,537        10,337          2,720         1,695
                                             ------------- ------------ -------------- ------------- -------------
   Operating income (loss)                       37,224       18,933          (990)        (6,222)         (635)
   Gain (loss) on sale of investments
     in cellular operations                       8,423       (1,401)       11,598          6,819        11,986
   Interest expense, net                        (62,528)     (42,201)      (18,839)        (1,940)         (271)
   Other income (expense), net                    3,250        1,626           520            (97)         (439)
                                             ------------- ------------ -------------- ------------- -------------
   Income (loss) before provision for
     income taxes and extraordinary item        (13,631)     (23,043)       (7,711)        (1,440)       10,641
   Provision for income taxes                                                                              (172)
   Gain on early extinguishment
     of debt, net of tax                                                                                    147
                                             ------------- ------------ -------------- ------------- -------------
Net income (loss)                             $ (13,631)     $(23,043)    $ (7,711)      $ (1,440)     $ 10,616
                                             ============= ============ ============== ============= =============
Net income (loss) after adjustment for
   accrued preferred stock dividends          $ (20,171)     $(29,221)    $ (7,711)      $ (1,440)     $ 10,616
                                             ============= ============ ============== ============= =============
Net income (loss) per common share (1)        $   (0.55)     $ (0.76)     $  (0.24)      $  (0.06)     $   1.05
                                             ============= ============ ============== ============= =============
Net income (loss) per common share-
   assuming dilution (1)                      $   (0.55)     $ (0.76)     $  (0.24)      $  (0.06)     $    .45
                                             ============= ============ ============== ============= =============
Weighted average shares outstanding (2)          36,751       38,493        32,214         23,023        12,695
                                             ============= ============ ============== ============= =============
Adjusted weighted average shares for
   assumed conversions (2)                       36,751       38,493        32,214         23,023        23,725
                                             ============= ============ ============== ============= =============

                                                                 As of December 31
                                            1997          1996          1995          1994          1993
                                        ------------- ------------- ------------- ------------- -------------
                                                                   (In thousands)
Balance Sheet Data:

   Working capital (deficit)             $  44,518      $ 89,749      $ 116,415    $  26,488      $  (139)
   Net fixed assets                        104,854        73,327         52,041       26,144          389
   Total assets                            747,656       735,816        544,766      215,744        6,755
   Long-term debt                          568,323       524,517        315,216      113,683        4,000
   Total liabilities                       613,476       555,897        339,038      137,508        4,680
Stockholders' equity                       134,180       179,919        205,728       78,236        2,075

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

Even though EBITDA equaled $69.2 million only $49.0 million of cash was provided by operations principally due to the payment of interest in 1997. Beginning in 1998, the Company has two instruments requiring cash interest payments; the first is the 14.0%, $165.0 million face Senior Subordinated Discount Notes due 2001 issued by the Company's wholly owned subsidiary, PriCellular Wireless Corporation ("Wireless"), requiring $23.1 million of cash interest payments. The second issue requiring cash interest is the 10 3/4%, $170.0 million Notes requiring $18.3 million of cash interest payments in 1998. Wireless' 12 1/4% Senior Subordinated Discount Notes due 2003 and the Company's 10 3/4% Senior Subordinated Convertible Discount Notes due 2004 were each issued with an original issue discount and do not pay cash interest until April 1999 and February 2001, respectively.

During 1996 EBITDA approximated cash flow from operations, the Company's principal sources of cash were (i) the issuance by Wireless of $170.0 million aggregate principal amount 10 3/4% Senior Notes due 2004, (ii) an aggregate of $36.8 million of proceeds from the disposition of certain non-strategic Systems (the Systems serving the AL-4 RSA and the MI-2 RSA and certain minority pops) and (iii) $39.4 million of cash provided by operating activities. The Company's principal uses of cash in 1996 were (i) $111.0 million to finance acquisitions (the acquisitions of the Systems serving the PA-9 RSA, NY-6 RSA, Poughkeepsie, NY MSA, WV-3 RSA, and WI-2 RSA) and (ii) $29.5 million of capital expenditures related to the build-out and improvement of its Systems. In connection with the acquisition of the Poughkeepsie, NY MSA, a subsidiary of the Company issued a $19.0 million aggregate principal amount three-year note bearing interest at the prime rate (the "Poughkeepsie Note"). The Poughkeepsie Note was repaid in November 1996.

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

                                          Year ended December 31
                                            1997          1996
                                       ------------- ------------

Total revenue                             $99,476       $74,202
Operating income                           21,712        11,679
EBITDA                                     39,010        26,022
Net subscriber additions                   56,477        48,582
Penetration                                  5.71%         3.75%

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

Fluctuations in Quarterly Results

The Company's revenues in the fourth quarter are historically lower than the third quarter due to the fact that less cellular calls are made in the Company's markets during the inclement weather. Losses increase in the forth quarter due to the lower revenues coupled with higher sales and marketing costs incurred during the holiday selling season.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                              Three months ended
                                           March 31        June 30       September 30    December 31
                                        --------------- --------------- --------------- ---------------
                                                    (In thousands, except per share data)

     1997

     Operating revenues (1)                 $35,566         $ 43,172        $ 52,498        $ 49,764
     Operating income (1)                     5,823            8,624          14,618           8,159
     Net income (loss) (1)                      390           (5,405)           (997)         (7,619)
     Basic and diluted earnings (loss)
        per common share (2)                  $(.03)           $(.18)          $(.07)          $(.27)

     1996

     Operating revenues                     $21,262         $ 27,106        $ 32,847        $ 31,401
     Operating income                         2,005            5,192           8,157           3,579
     Net income (loss)                       (6,948)          (5,354)           (941)         (9,800)
     Basic and diluted earnings (loss)
        per common share (2)                  $(.22)           $(.18)          $(.07)          $(.29)

----------
(1)--The quarterly results of operations for 1997 include the acquisitions in January of the Kentucky Cluster and the WI-4 RSA.

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

Harvard Share Repurchase


               In July, 1997, the Company repurchased and retired, under separate authorization of its Board of Directors, 3,994,945 shares of Class B Common Stock from Harvard at $9.00 per share, which was the then current market price at the date of the transaction. In addition, 56,275 warrants to purchase shares of Class B Common Stock, also owned by Harvard, were redeemed at a net cash expenditure of $3.83 per warrant ($9.00, the then current market price, less the exercise price of %5.17).


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

         10.9 Employment Agreement, dated as of December 28, 1995, by and between the Company and Robert Price (4)

         21.1   Subsidiaries of the Registrant*

         23.1   Consent of Ernst & Young LLP*

         27.1   Financial Data Schedule (included in electronic version only)*

------------
*      Previously filed.

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

  (5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98156.

  (6) Incorporated herein by reference to PriCellular Wireless Corporation's Registration Statement on Form S-4, No. 333-17067.


                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 22rd day of May 1998.


                                                 PriCellular Corporation

                                                 By /s/Steven Price
                                                    ---------------------------
                                                    Steven Price
                                                    President


                        Form 10-K--Item 14(a)(1) and (2)
                    PriCellular Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

The following consolidated financial statements of PriCellular Corporation and subsidiaries are included in Item 8:

   Report of Independent Auditors...................................................................    F-2
   Consolidated Balance Sheets--December 31, 1997 and 1996..........................................    F-3
   Consolidated Statements of Operations--Years Ended
     December 31, 1997, 1996 and 1995...............................................................    F-4
   Consolidated Statements of Stockholders' Equity--Years Ended
     December 31, 1997, 1996 and 1995...............................................................    F-5
   Consolidated Statements of Cash Flows--Years Ended
     December 31, 1997, 1996 and 1995...............................................................    F-6
   Notes to Consolidated Financial Statements.......................................................    F-8

The following consolidated financial statement schedules of PriCellular
Corporation are included in Item 14(a):

   Schedule I--Condensed Financial Information of Registrant.........................................   F-26
   Schedule II--Valuation and Qualifying Accounts....................................................   F-30

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





                    PriCellular Corporation and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                           December 31
                                                                                        1997         1996
                                                                                       ------       ------
Assets
Current assets:

   Cash and cash equivalents                                                          $ 61,357     $100,364
   Accounts receivable (less allowance of $1,686 in 1997 and $1,767 in 1996)            19,465       13,429
   Inventory                                                                             2,232        2,096
   Other current assets                                                                  1,797        3,484
                                                                                      --------     --------
Total current assets                                                                    84,851      119,373
Fixed assets--at cost:
   Cellular facilities and equipment                                                   123,935       71,813
   Furniture and equipment                                                              10,221        5,142
   Deposits on cellular equipment                                                            -       10,100
                                                                                      --------     --------
                                                                                       134,156       87,055

   Less accumulated depreciation                                                       (29,302)     (13,728)
                                                                                      --------     --------
Net fixed assets                                                                       104,854       73,327

Investment in cellular operations                                                       37,017       39,641
Cellular licenses (less accumulated amortization of $23,119 in 1997 and $10,415 in     493,315      377,808
   1996)

Cellular license held for sale                                                               -       13,721
Deferred financing costs (less accumulated amortization of $5,191 in 1997 and           13,352       15,266
   $2,761 in 1996)

Cash committed for the acquisition of cellular operations                               13,000       91,400
Other assets                                                                             1,267        5,280
                                                                                      ========     ========
Total assets                                                                          $747,656     $735,816
Liabilities and stockholders' equity Current liabilities:

   Accounts payable and accrued expenses                                               $33,966     $ 22,317
   Deferred revenue                                                                      4,242        2,531
   Other current liabilities                                                             2,125        4,776
                                                                                      --------     --------
Total current liabilities                                                               40,333       29,624
Long-term debt                                                                         568,323      524,517
Deferred taxes                                                                           3,797            -
Other long-term liabilities                                                              1,023        1,756

Commitments and contingent liabilities
Stockholders' equity:
   Preferred Stock, $0.01 par:
     Series A, cumulative convertible: authorized 10,000,000 shares; issued and
       outstanding 96,000 shares                                                             1            1
   Common Stock, $0.01 par:
     Class A: Authorized 100,000,000 shares; issued and outstanding
       21,824,566 shares (1997) and 18,902,101 shares (1996)                               218          189
     Class B: Authorized 50,000,000 shares (1997) and 20,000,000 shares (1996);
       issued and outstanding 13,134,275 shares (1997) and 19,510,736 shares (1996)        131          195
   Additional paid-in capital                                                          180,704      212,777
   Accumulated deficit                                                                 (46,874)     (33,243)
                                                                                      --------     --------
Total stockholders' equity                                                             134,180      179,919
                                                                                      --------     --------
Total liabilities and stockholders' equity                                            $747,656     $735,816
                                                                                      ========     ========

See notes to consolidated financial statements.



                    PriCellular Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                            Year ended December 31
                                                   1997              1996             1995
                                                --------          --------         --------

Revenues
Cellular service                             $    168,394      $    105,188      $    38,757
Equipment sales                                     5,364             3,430            1,717
Other                                               7,242             3,998            1,030
                                             ------------      ------------      -----------
                                                  181,000           112,616           41,504
Costs and expenses

Cost of cellular service                           48,691            29,571           10,694
Cost of equipment sold                             12,841            10,073            4,951
Selling, general and administrative                53,485            34,502           16,512
Depreciation and amortization                      28,759            19,537           10,337
                                             ------------      ------------      -----------
                                                  143,776            93,683           42,494
                                             ------------      ------------      -----------
Operating income (loss)                            37,224            18,933             (990)

Other income (expense)
Gain (loss) on sale of investments in

   cellular operations                              8,423            (1,401)          11,598
Interest expense                                  (67,392)          (47,076)         (22,953)
Interest income                                     4,864             4,875            4,114
Other income, net                                   3,250             1,626              520
                                             ------------      ------------      -----------
                                                  (50,855)          (41,976)          (6,721)
                                             ------------      ------------      -----------
Net income (loss)                            $    (13,631)     $    (23,043)     $    (7,711)
                                             ============      ============      ===========

Net income (loss) after adjustment for accrued preferred
   stock dividend                                                $    (20,171)     $    (29,221)     $    (7,711)
                                                                 ============      ============      ===========
Basic and diluted earnings (loss) per common share                    $(0.55)           $(0.76)          $(0.24)
                                                                 ============      ============      ===========
Weighted average number of common shares
   used in computation of basic and diluted
   earnings (loss) per share                                       36,751,000        38,493,000       32,214,000
                                                                 ============      ============      ===========

See notes to consolidated financial statements.



                    PriCellular Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                                                       Series A               Class A                Class B
                                                                    Preferred Stock         Common Stock          Common Stock
                                                                 --------------------  ---------------------  -------------------
                                                                  Shares     Amount     Shares     Amount      Shares     Amount
                                                                 --------------------  ---------------------  -------------------

Balance--December 31, 1994                                                                5,000      $  50      14,626     $ 146
Additional  shares  issued in  connection  with the initial                                 375          4
   public offering

Purchase and retirement of treasury stock                                                  (127)        (1)
Shares issued in connection with exercise of Harvard
   and Spectrum options                                                                     828          8
Common stock issued for cash                                                              2,000         20
Conversion of Class B common stock to Class A
   common stock                                                                             810          8        (810)       (8)
Shares issued in connection with acquisition of
   Parkersburg, WV/Marietta, OH MSA cellular system                                         797          8
Shares issued in connection with acquisition of AL-4
   RSA cellular system                                                                    1,175         12
Preferred stock issued for cash                                        96      $ 1
Net loss for the year ended December 31, 1995
                                                                 ----------------------------------------------------------------
Balance--December 31, 1995                                             96        1       10,858        109      13,816       138
Purchase and retirement of common stock                                                    (150)        (1)
Conversion of Class B common stock to Class A
   common stock                                                                           1,688         17      (1,688)      (17)
Shares issued as a result of common stock splits                                          6,498         64       7,383        74
Costs incurred in connection with common and
   preferred stock offerings
Exercise of employee stock options                                                            8          -
Net loss for the year ended December 31, 1996
                                                                 ----------------------------------------------------------------
Balance--December 31, 1996                                             96        1       18,902        189      19,511       195
Purchase and retirement of common stock                                                  (2,157)       (21)     (3,995)      (40)
Conversion of Class B common stock to Class A common stock                                2,382         24      (2,382)      (24)
Costs incurred in connection with common and
   preferred stock offerings
Shares issued in connection with the Kentucky Cluster acquisition                         1,948         19
Exercise of employee stock options                                                          750          7
Net loss for the year ended December 31, 1997
                                                                 ----------------------------------------------------------------
Balance--December 31, 1997                                             96      $ 1        21,825      $ 218      13,134     $ 131
                                                                 ================================================================

                                                                            Additional
                                                                              Paid-in           Accumulated        Stockholders'
                                                                              Capital             Deficit              Equity
                                                                            ----------          -----------        -------------
Balance--December 31, 1994                                                  $  80,529            $  (2,489)         $  78,236
Additional  shares  issued in  connection  with the initial  public             2,563                                   2,567
   offering

Purchase and retirement of treasury stock                                        (769)                                  (770)
Shares issued in connection with exercise of Harvard
   and Spectrum options                                                         4,992                                  5,000
Common stock issued for cash                                                   24,046                                 24,066
Conversion of Class B common stock to Class A
   common stock                                                                                                            -
Shares issued in connection with acquisition of
   Parkersburg, WV/Marietta, OH MSA cellular system                             9,751                                  9,759
Shares issued in connection with acquisition of AL-4
   RSA cellular system                                                         14,970                                 14,982
Preferred stock issued for cash                                                79,598                                 79,599
Net loss for the year ended December 31, 1995                                                       (7,711)           (7,711)
                                                                            ----------------------------------------------------
Balance--December 31, 1995                                                    215,680              (10,200)          205,728
Purchase and retirement of common stock                                        (1,449)                                (1,450)
Conversion of Class B common stock to Class A
   common stock                                                                                                            -
Shares issued as a result of common stock splits                                 (138)                                     -
Costs incurred in connection with common and
   preferred stock offerings                                                   (1,364)                                (1,364)
Exercise of employee stock options                                                 48                                     48
Net loss for the year ended December 31, 1996                                                      (23,043)          (23,043)
                                                                            ----------------------------------------------------
Balance--December 31, 1996                                                    212,777              (33,243)          179,919
Purchase and retirement of common stock                                       (53,800)                               (53,861)
Conversion of Class B common stock to Class A common stock
Costs incurred in connection with common and
   preferred stock offerings                                                     (206)                                  (206)
Shares issued in connection with the Kentucky Cluster acquisition              19,106                                 19,125
Exercise of employee stock options                                              2,827                                  2,834
Net loss for the year ended December 31, 1997                                                      (13,631)          (13,631)
                                                                            ----------------------------------------------------
Balance--December 31, 1997                                                  $ 180,704            $ (46,874)        $ 134,180
                                                                            ====================================================

See notes to consolidated financial statements.



                    PriCellular Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                               Year ended December 31
                                                                            1997         1996         1995
                                                                       ------------  ------------  -----------
Operating activities
Net income (loss)                                                        $(13,631)    $(23,043)    $ (7,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         28,759       19,537       10,337
     Interest on Senior Subordinated and Convertible Discount Notes        46,236       43,174       22,212
     (Gain) loss on sale of investment in cellular operations              (8,423)       1,401      (11,598)
     Loss from equity investments, net of distributions                         -            -         (275)
     Amortization of covenant not to compete                               (3,250)      (1,625)        (500)
     Provision for losses on accounts receivable                            2,331        2,079          936
     Proceeds from covenant not to compete                                  2,000        2,500        3,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (7,543)      (9,098)      (4,529)
       Inventory                                                              103         (369)        (891)
       Other current assets                                                  (737)        (347)        (193)
       Other assets                                                          (410)        (210)           -
       Accounts payable and accrued expenses                                2,804        4,457           94
       Deferred revenue                                                       600        1,151          600
       Income taxes payable                                                     -         (448)      (2,553)
       Other current liabilities                                                -         (250)      (4,490)
       Other long-term liabilities                                            187          410         (388)
       Other, net                                                               -           52           59
                                                                         --------     --------     --------
Net cash provided by operating activities                                  49,026       39,371        4,110
                                                                         --------     --------     --------
Investing activities
Redemption of short-term investments                                            -            -          991
Purchase of cellular equipment                                            (25,717)     (29,470)      (6,794)
Amounts refunded from (deposited in) escrow to acquire cellular
   properties (net)                                                         7,337       (5,000)           -
Deposit required for Personal Communications Service auction (net)              -        1,640       (4,140)
Distributions to affiliate                                                      -            -          (36)
Proceeds from sale of cellular operations, net of cash                     22,396       31,500       19,478
Proceeds from sale of investment in cellular operations                     1,255        2,813            -
Acquisition of cellular operations, net of cash                           (26,032)    (110,977)    (213,686)
Investment in cellular operations                                          (2,523)         (75)        (166)
Cash committed for the acquisition of cellular operations                 (13,000)     (91,400)           -
                                                                         --------     --------     --------
Net cash used in investing activities                                     (36,284)    (200,969)    (204,353)
                                                                         --------     --------     --------
Financing activities
Purchase and retirement of common stock                                   (53,860)      (1,450)        (770)
Proceeds from sale of common stock                                              -            -       31,633
Proceeds from exercise of stock options                                     2,834           48            -
Proceeds from sale of preferred stock                                           -            -       79,599
Repayments of notes payable and due to stockholders                             -      (23,104)      (3,499)
Payments for deferred financing costs                                        (516)      (5,612)      (7,601)
Proceeds from issuance of long-term debt                                        -      170,000      178,914
Costs incurred in connection with common and preferred stock                 (207)      (1,364)           -
   offerings
                                                                         --------     --------     --------
Net cash provided by (used in) financing activities                       (51,749)     138,518      278,276
                                                                         --------     --------     --------
Increase (decrease) in cash and cash equivalents                          (39,007)     (23,080)      78,033
Cash and cash equivalents at beginning of year                            100,364      123,444       45,411
                                                                         ========     ========     ========
Cash and cash equivalents at end of year                                 $ 61,357     $100,364     $123,444
                                                                         ========     ========     ========



                    PriCellular Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)

                                                                               Year ended December 31
                                                                               Year ended December 31
                                                                            1997         1996         1995
                                                                       ------------  ------------  -----------
Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                               $18,275     $ 1,110      $   874
   Income taxes                                                               424         448        2,803

Supplemental schedule of noncash investing and financing activities
Shares (1997) and (1995) and debt (1996) issued in connection with
   the acquisition of cellular systems                                     19,125      19,429       24,741
Conversion of Class B common stock to Class A common stock                      -           -            8
Contribution of net assets into joint venture                                   -           -       35,516

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

During the year ended December 31, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was acquired for approximately $96.4 million in cash and 1,948,052 shares of the Company's Class A common stock. On February 4, 1997, the Company repurchased and retired the 1,948,052 shares from Horizon for $15.3 million. In addition, the Company strengthened its Upper Midwest cluster through the acquisition of the WI-4 RSA, consisting of approximately 119,000 Pops on January 7, 1997 from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash, and the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops on May 29, 1997 from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of approximately 18,000 minority Pops.

The following acquisitions were completed during 1997 and 1996:


                                                  Acquisition            Purchase          Net Pops
       System                 Market                 Date                 Price            Acquired
-------------------------------------------------------------------------------------------------------

1997

Kentucky Cluster      KY-4, KY-5, KY-6 and

                      KY-8 RSAs               January 7, 1997       $115,500,000 (A)         785,000
                                                                                         --------------
                                                                                             785,000

Upper Midwest Cluster WI-4 RSA                January 7,1997           6,300,000             119,000
                      WI-5 RSA                May 29, 1997            10,600,000              81,000
                                                                                         --------------
                                                                                             200,000

                                                                                         --------------
Total for 1997                                                                               985,000
                                                                                         ==============

1996

Upper Midwest Cluster WI-2 RSA                November 18, 1996         4,300,000             85,645
                                                                                         --------------
                                                                                              85,645

Mid-Atlantic Cluster  PA-9 RSA                February 2, 1996         26,100,000            188,096
                      WV-3 RSA                July 23, 1996            35,000,000            269,709
                                                                                         --------------
                                                                                             457,805

                                                                                         --------------

New York Cluster      NY-6 RSA                April 23, 1996           19,800,000 (B)        111,373
                      Poughkeepsie, NY MSA    April 23, 1996           38,900,000 (B) (C)    218,890
                      Orange County, NY MSA   October 17, 1996                   (C)         327,053
                                                                                         --------------
                                                                                             657,316

                                                                                         --------------

Various               Various                 October 17, 1996                   (C)          70,740
                                                                                         --------------
Total for 1996                                                                             1,271,506
                                                                                         ==============

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

The pro forma unaudited condensed consolidated results of operations for the years ended December 31, 1996 and 1995, assuming the transactions were consummated as of January 1, 1995, are as follows:

                                                    December 31
                                              1996             1995
                                          ------------     ------------
Revenue                                   $135,248,000     $ 82,109,000
                                          ============     ============
Net loss                                  $(32,536,000)    $(53,038,000)
                                          ============     ============
Basic and diluted loss per common share   $       (.89)    $      (1.65)
                                          ============     ============


No pro forma effect was given for 1997, 1996 and 1995 for the WI-4 or WI-5 acquisitions as their results are not significant nor is the pro forma effect presented for one week in 1997 for the Kentucky Cluster acquisition as this is also not significant.

4. Long-Term Debt

Long-term debt consists of the following:


                                                                          December 31
                                                                  1997                  1996
                                                             ----------------    ---------------

14% Senior Subordinated Discount Notes due 2001           $   165,000,000       $   146,783,000
10-3/4% Senior Subordinated Convertible Discount Notes
   due 2004                                                    45,623,000            41,087,000
12-1/4% Senior Subordinated Discount Notes due 2003           187,700,000           166,647,000
10-3/4% Senior Notes due 2004                                 170,000,000           170,000,000
                                                          ---------------       ---------------
                                                          $   568,323,000       $   524,517,000
                                                          ===============       ===============


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

The maturities of the Company's long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

1998                                        $          -
1999                                                   -
2000                                                   -
2001                                         165,000,000
2002                                                   -
Thereafter                                   403,323,000
                                            ------------
Total                                       $568,323,000
                                            ============

5. Income Taxes

The significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                  December 31
                                                            1997                1996
                                                     ------------------   ----------------

     Deferred tax liabilities:

        Depreciation                                 $    (9,652,000)    $    (4,340,000)
        Amortization                                     (11,407,000)         (5,957,000)
        License basis difference                          (3,797,000)                  -
        Other                                             (4,385,000)                  -
     Deferred tax assets:
        Net operating loss carryforwards                   6,915,000           3,715,000
        Amortization of original issue discount           33,726,000          19,745,000
        State and local deferred taxes                     2,280,000           2,017,000
        Accruals                                           2,049,000           2,658,000
        Other                                              2,504,000           1,805,000
                                                     ---------------     --------------
     Net deferred tax assets                              18,233,000          19,643,000
     Valuation allowance                                 (22,030,000)        (19,643,000)
                                                     ---------------     ---------------
     Net deferred tax liability                      $    (3,797,000)    $             -
                                                     ===============     ===============


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

Shares of Class A common stock reserved for issuance are as follows:

                                                      December 31
                                                   1997         1996
                                               ----------    ----------

Options issued to employees                     1,477,000     2,048,000
Options reserved for issuance                     401,000       588,000
Warrants                                        1,820,000     1,876,000
Shares reserved for convertible securities     32,856,000    39,239,000
                                               ==========    ==========
                                               36,554,000    43,751,000
                                               ==========    ==========

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

8. Sale of Cellular Operations

The Company made the following dispositions of cellular properties and interests:

      Date                            Description                   Sales Price        Gain (Loss)
---------------------------------------------------------------------------------------------------
1997
January       Florence, AL MSA and AL-1B RSA, sale of license     $  22,396,000     $   8,451,000
April         Sale of Minority Pops                                   1,255,000           (28,000)
                                                                                    ===============
                                                                                    $   8,423,000
                                                                                    ===============
1996
July          AL-4 RSA, sale of license                           $  25,000,000     $  (1,640,000)
September     Sale of Minority Pops                                   2,813,000         1,817,000
November      MI-2 RSA, sale of license                               6,500,000        (1,578,000)
                                                                                    ===============
                                                                                    $  (1,401,000)
                                                                                    ===============
1995
January       Abilene, TX MSA, sale of assets                     $  15,928,000     $  11,598,000
March         MN-6 MSA, sale of a portion of the license
                 representing 31,000 Pops                             3,550,000                --
                                                                                    ===============
                                                                                    $  11,598,000
                                                                                    ===============

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


9. Commitments and Contingencies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

                                                             December 31
                                                         1997           1996
                                                      -------------------------
 Net income (loss):
    As reported                                       $(20,171)      $(23,043)
    Pro forma                                         $(21,318)      $(23,818)

 Basic and diluted earnings (loss) per common share:
    As reported                                       $(0.55)        $(0.76)
    Pro forma                                         $(0.58)        $(0.78)

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

A summary of the Company's stock option activity, and related information is as follows:


                                            Number of
                                           Shares Under           Price Per
                                              Options               Share
                                        ------------------------------------

Balance at December 31, 1994             1,040,039              $3.71
Options granted                            770,117         $4.54 to $8.72
Options returned for future issuance       (41,016)        $4.54 to $4.67
                                        -----------
Balance at December 31, 1995             1,769,140         $3.71 to $8.72

Options granted                            343,125       $10.80 to $10.90
Options exercised                           (8,329)        $4.54 to $4.67
Options returned for future issuance       (55,704)       $4.54 to $10.90
                                        -----------
Balance at December 31, 1996             2,048,232        $3.71 to $10.90

Options granted                            217,500             $8.88
Options exercised                         (750,649)        $3.71 to $8.72
Options returned for future issuance       (38,102)       $4.55 to $10.90
                                        ===========
Balance at December 31, 1997             1,476,981        $3.71 to $10.90
                                        ===========


9. Commitments and Contingencies (continued)

The weighted average grant date fair value of options granted in 1997 and 1996 were $3.38 and $4.84, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                   Options
                                    Options Outstanding                          Exercisable
                  -------------------------------------------------- ------------------------------
                                         Weighted
                         Number           Average         Weighted         Number         Weighted
     Range of          Outstanding       Remaining         Average        Exercisable       Average
     Exercise          at December      Contractual        Exercise       at December      Exercise
      Prices            31, 1997            Life            Price          31, 1997          Price
-------------------- ---------------- ----------------- --------------- ---------------- -----------
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

Lease Commitments

Total rent expense amounted to approximately $3,416,000, $2,378,000 and $877,000 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $47,000, $137,000 and $60,000 was paid to an affiliate during 1997, 1996 and 1995, respectively. At December 31, 1997, the Company is committed under the following noncancellable operating leases:

Year
1998                $  3,513,000
1999                   3,040,000
2000                   2,382,000
2001                   1,708,000
2002                   1,063,000
Thereafter             2,946,000
                    ------------
                    $ 14,652,000
                    ============

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                                  Carrying             Fair
                                                   Amount              Value
                                              ---------------------------------
Cash and cash equivalents                     $ 61,357,000        $ 61,357,000

Long-term debt:

 14% Senior Subordinated Discount Notes        165,000,000         182,738,000
 10-3/4% Senior Convertible Discount Notes      45,623,000          45,623,000
 12-1/4% Senior Subordinated Discount Notes    187,700,000         193,801,000
 10-3/4% Senior Notes                          170,000,000         187,000,000


12. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable and accrued expenses consist of the following:

                                            December 31
                                      1997               1996
                                  -----------------------------
 Accounts payable                 $ 9,404,000     $ 4,592,000
 Interest payable                   5,920,000       2,792,000
 Accrued operating expenses        12,467,000       3,819,000
 Income and other taxes payable     1,847,000       2,597,000
 Other                              4,328,000       8,517,000
                                  -----------------------------
                                  $33,966,000     $22,317,000
                                  =============================

Other current liabilities consist of the following:

                                                December 31
                                          1997               1996
                                      --------------------------------
Amount due for untendered CIS shares  $          --      $   2,523,000
Unearned covenant not to compete          2,125,000          2,250,000
Other                                            --              3,000
                                      --------------------------------
                                     $   2,125,000      $   4,776,000
                                      ================================

13. Subsequent Events

Tennessee Acquisition

In January 1998, Kyle Cellular, a wholly owned subsidiary of the Company, acquired, subject to FCC approval, the TN-4 RSA with approximately 264,000 Pops from Bachtel Liquidity, L.P., an affiliate of Bachow & Associates, Inc. for approximately $73.0 million in cash. The RSA, adjacent to three MSAs including Knoxville, TN, is located south of the Company's Kentucky Cluster and features such tourist attractions as the towns of Gatlinburg and Pigeon Forge, Dollywood and the entrance to the Great Smoky Mountains National Park. $13.0 million will be funded through available cash with the balance being provided by a $60.0 million Senior Secured Reducing Revolver (the "Borrowing") with J.P. Morgan Securities Inc. The Borrowing matures eight years from the closing date with repayment commencing in the year 2001 with final payment in the year 2005 in amounts ranging from 10.0% to 25.0%. Interest will be charged at the LIBOR rate plus a premium ranging from 1.500% to 2.250% depending on the ratio of debt to cash flow as defined. The Borrowing requires the attainment of certain financial ratios in order to maintain the permitted indebtedness. Violation of such ratios requires the permanent prepayment of an amount to cure the deficiency. The Borrowing is secured by the assets of Kyle Cellular.

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




                            PriCellular Corporation

           Schedule I--Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                             (Dollars in thousands)

                                                                    December 31
                                                                 1997         1996
                                                               ---------------------
Assets
Current assets:

   Cash and cash equivalents                                 $   1,795     $  33,032
   Other current assets                                          1,088         7,650
                                                             -----------------------
Total current assets                                             2,883        40,682

Investment in and advances to subsidiaries                     177,779       180,012
Other assets                                                     1,071         1,235
                                                             -----------------------
Total assets                                                 $ 181,733     $ 221,929
                                                             =======================

Liabilities and stockholders' equity Current liabilities:

   Accounts payable, accrued expenses and other

     current liabilities                                     $   1,930     $     923
Long-term debt                                                  45,623        41,087
Stockholders' equity                                           134,180       179,919
                                                             -----------------------
Total liabilities and stockholders' equity                   $ 181,733     $ 221,929
                                                             =======================

See accompanying notes.





                            PriCellular Corporation

     Schedule I--Condensed Financial Information of Registrant (continued)

                       Condensed Statements of Operations

                             (Dollars in thousands)

                                                         Year ended December 31
                                                1997              1996             1995
                                             ---------------------------------------------
Revenue
Other                                        $       --        $      237       $       --

Costs and expenses
General and administrative                          558               384              293
                                             ---------------------------------------------
Operating loss                                     (558)             (147)            (293)

Other income (expense)
Interest expense, net                            (3,714)             (644)            (324)
                                             ---------------------------------------------

Loss before equity in net income (loss)
   of subsidiaries                               (4,272)             (791)            (617)
Equity in net income (loss) of subsidiaries      (9,359)          (22,252)          (7,094)
                                             ---------------------------------------------
Net income (loss)                            $  (13,631)       $  (23,043)      $   (7,711)
                                             =============================================


See accompanying notes.





                            PriCellular Corporation

     Schedule I--Condensed Financial Information of Registrant (continued)

                       Condensed Statements of Cash Flows

                             (Dollars in thousands)

                                                                      Year ended December 31
                                                                  1997          1996         1995
                                                                ------------------------------------

Net cash provided by operating activities                       $  1,434     $   2,762    $     721
Investing activities:
   Repayments from and (advances to) subsidiaries                  4,062       (65,380)     (31,149)
   Amounts deposited in escrow to bid in PCS auction, net          2,500         1,640       (4,140)
   Dividend received from subsidiary                              12,000            --           --
   Junior Subordinated Note receivable from subsidiary                --            --      (20,000)
                                                                ------------------------------------
Net cash provided by (used in) investing activities               18,562       (63,740)     (55,289)
                                                                ------------------------------------

Financing activities:

   Proceeds from sale of common stock                                 --            --       31,633
   Proceeds from issuance of Senior Subordinated Convertible
     Discount Notes                                                   --            --       35,607
   Proceeds from issuance of preferred stock                          --            --       79,599
   Payments for deferred financing costs                              --            --       (1,455)
   Exercise of employee stock options                              2,834            48           --
   Purchase and retirement of common stock                       (53,860)       (1,450)        (770)
   Costs incurred in connection with common and preferred
     stock offerings                                                (207)       (1,364)           --
                                                                ------------------------------------
Net cash (used in) provided by financing activities              (51,233)       (2,766)     144,614
                                                                ------------------------------------

(Decrease) increase in cash and cash equivalents                 (31,237)      (63,744)      90,046
Cash and cash equivalents at beginning of year                    33,032        96,776        6,730
                                                                ------------------------------------
Cash and cash equivalents at end of year                        $  1,795     $  33,032    $  96,776
                                                                ====================================

Supplemental schedule of noncash financing activities
Conversion of Class B common stock to Class A
   common stock                                                       24            17            8
Shares issued in connection with the acquisition of
   cellular systems                                               19,125            --       24,741


See accompanying notes.



                            PriCellular Corporation

     Schedule I--Condensed Financial Information of Registrant (continued)

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


                            PriCellular Corporation

                 Schedule II--Valuation and Qualifying Accounts

                             (Dollars in thousands)

                                                          Additions       Additions
                                          Balance at      Charged to      Charged to                    Balance
                                          Beginning       Cost and         Other                        at End
              Description                  of Year        Expenses        Accounts       Deductions     of Year
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Allowance for doubtful accounts          $    735        $    936      $1,982 (A)       $(1,577)       $ 2,076
                                     ============================================================================
Valuation allowance for deferred
   income taxes                          $  1,538        $  7,151      $    -           $      -       $ 8,689
                                     ============================================================================

Year ended December 31, 1996
Allowance for doubtful accounts          $  2,076        $  2,079      $   58 (A)       $ (2,446)      $ 1,767
                                     ============================================================================

Valuation allowance for deferred
   income taxes                          $  8,689        $ 10,954      $    -           $      -       $19,643
                                     ============================================================================

Year ended December 31, 1997
Allowance for doubtful accounts          $  1,767        $  2,331      $  513 (A)       $ (2,925)      $ 1,686
                                     ============================================================================
Valuation allowance for deferred
   income taxes                          $19,643         $  2,387      $    -           $      -       $22,030
                                     ============================================================================

(A) Results principally from the acquisition of cellular systems.